Form 10-K
period 2025-12-31
Spirit Aviation Holdings, Inc.
filed 2026-03-16
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒ (The registrant is a voluntary filer. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $129 million computed by reference to the last sale price of the common stock on the NYSE American on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on March 4, 2026:

Class	Number of Shares
Common Stock, $0.0001 par value per share	28,320,815

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2025.

1 On September 11, 2025, NYSE American filed a Form 25 for Spirit Aviation Holdings, Inc., a Delaware corporation (the “Company”) in connection with the delisting of the common stock, par value $0.0001, of the Company (the “Common Stock”) from NYSE American. The delisting became effective ten days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, became effective 90 days, after the filing of the Form 25 on December 10, 2025. The Common Stock began trading on the OTC Pink Limited Market on September 3, 2025, under the symbol “FLYYQ.”

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview

Spirit Aviation Holdings, Inc. ("Spirit") and its consolidated subsidiaries (together with Spirit, the "Company"), headquartered in Dania Beach, Florida, is a leading low-fare carrier committed to offering an enhanced travel experience with flexible, affordable options. The term "Company" is used to refer to (a) Spirit and its consolidated subsidiaries for periods on or after the Emergence Date (as defined below) and (b) Spirit Airlines, Inc. ("Former Spirit") and its consolidated subsidiaries for periods prior to the Emergence Date. During 2025, we served 89 destinations in 16 countries throughout the United States, Latin America and the Caribbean. Our network is supported by an all-Airbus fleet. On September 3, 2025, our common stock, par value $0.0001 (“Common Stock”) began trading on the OTC Pink Limited Market under the symbol “FLYYQ”.
Our History
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware and in 1999 we relocated our headquarters to Miramar, Florida. In April 2024, we relocated to a new corporate campus in Dania Beach, Florida. On November 18, 2024, Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc.) ("Spirit Airlines") commenced a voluntary case under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the "Company Parties") also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy Case (the "Prior Bankruptcy", "2024 Bankruptcy" or "2024 Chapter 11 Bankruptcy"). On March 12, 2025 (the “Emergence Date” or "Effective Date"), we emerged from the 2024 Chapter 11 Cases in accordance with the Plan (as defined below) and became Spirit Aviation Holdings, Inc.
Our Corporate Information
Our mailing address and executive offices are located at 1731 Radiant Drive, Dania Beach, Florida 33004. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such periodic reports, proxy statements and other information are available on the SEC's website at http://www.sec.gov. We also post on the Investor Relations page of our website, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance, Safety, Security and Operations and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.
Our Corporate Structure
In August 2020, Spirit formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), Spirit Finance Cayman 2 Ltd. (“HoldCo 2"), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of HoldCo 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). HoldCo 1 and HoldCo 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of HoldCo 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes).
On November 18, 2024, Former Spirit, and subsequently on November 25, 2024, its subsidiaries (collectively with Former Spirit, the “Debtors”), filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court. The Debtors filed a pre-arranged chapter 11 plan of reorganization and related disclosure statement (collectively, the “Plan of Reorganization” or the "Plan"). On March 12, 2025, the Debtors satisfied the remaining conditions precedent to consummation of the Plan of Reorganization, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan of Reorganization, Former Spirit completed a corporate reorganization pursuant to which Spirit became the new parent company of the Debtors, with Former Spirit becoming a wholly owned subsidiary of Spirit and converted from a Delaware corporation to a Delaware limited liability company. Spirit is the successor registrant to Former Spirit.

2024 Chapter 11 Proceedings

Emergence from 2024 Bankruptcy
On November 18, 2024, Spirit Airlines commenced a voluntary case under the Bankruptcy Code in the Bankruptcy Court, and, on November 25, 2024, the Company Parties also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy. On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the "Plan"). On the Emergence Date, we emerged from the 2024 Bankruptcy in accordance with the Plan. Since November 18, 2024, and through the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Refer to "Notes to Consolidated Financial Statements—4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy" for additional information.

Fresh Start Accounting

In connection with the emergence from the 2024 Bankruptcy and in accordance with FASB ASC Topic No. 852 – Reorganizations (ASC 852), we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then existing common shares of the Predecessor Former Spirit received less than 50% of the Common Stock shares of Spirit outstanding upon emergence and (2) the reorganization value of the Former Spirit's assets immediately prior to confirmation of the Plan of $8,720 million was less than the total of all post-petition liabilities and allowed claims of $9,819 million.

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to our assets and liabilities based on their fair values in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820), with limited exceptions (such as deferred taxes). The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes (ASC 740).

To determine fair value adjustments as of the Effective Date, we engaged third-party valuation experts to conduct an analysis of the consolidated balance sheets to determine the fair values of each balance. The material adjustments were made to property plant and equipment, leased liabilities and ROU assets, available-for-sale, and debt. Refer to "Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy" for additional information.

2025 Chapter 11 Proceedings

Voluntary Filing under the 2025 Chapter 11 Bankruptcy

On August 29, 2025 (the “Petition Date”), Spirit, as well as Spirit Airlines, Spirit IP Cayman Ltd. (“Brand IP Issuer”), Spirit Loyalty (together with Brand IP Issuer, the “Co-Issuers”), HoldCo 1, HoldCo 2 (collectively, the “Debtors”) each a direct or indirect subsidiary of Spirit, filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Chapter 11 Cases” or "2025 Bankruptcy" or "2025 Chapter 11 Bankruptcy Proceedings"). Each of the Debtors in the Chapter 11 Cases (other than Spirit) had previously filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 18, 2024. The Debtors emerged from the Prior Bankruptcy under the Plan which was confirmed pursuant to an order of the Bankruptcy Court on February 20, 2025 and which became effective on March 12, 2025. Refer to "Notes to Consolidated Financial Statements— 4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy", for additional information related to the prior 2024 Bankruptcy.

We applied ASC 852 in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on our consolidated balance sheet as of December 31, 2025. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Debtor-In-Possession

We are currently operating as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions we filed that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, we received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, we may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with us in this document, including where applicable a quantification of our obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Refer to "Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings," for additional information.

Potential Claims

We have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on January 27, 2026 (the “Bar Date”).

These claims will be reconciled to amounts recorded in our accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.

In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the consolidated balance sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of our bankruptcy cases.

NYSE American Listing Status

On November 18, 2024, we received written notice from the NYSE notifying us that, as a result of the 2024 Bankruptcy and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Spirit Airlines' shares of common stock, par value $0.0001 per share (the "Old Common Stock"), would be delisted from the NYSE and that trading of the shares of Old Common Stock on NYSE was immediately suspended. As a result of the suspension and expected delisting, the shares of Old Common Stock commenced trading on the OTC Pink Market under the symbol "SAVEQ" on November 19, 2024 and continued through the Emergence Date. Upon emergence, all equity securities of Spirit Airlines outstanding prior to the Effective Date, including Old Common Stock, were canceled, released and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto.

In connection with our emergence from the 2024 Bankruptcy and consistent with our contractual obligations, we applied to list our issued shares of Common Stock on the NYSE American LLC (“NYSE American”) stock exchange. Trading began on April 29, 2025, under the symbol FLYY. Refer to "Notes to Consolidated Financial Statements—12. Equity" for additional information.

Subsequently, on September 2, 2025, we received a notice from the staff of NYSE Regulation (“NYSE Regulation”) that it had commenced proceedings to delist our Common Stock from NYSE American LLC and that trading in the Common Stock was immediately suspended on September 2, 2025. NYSE Regulation decided that we are no longer suitable for listing pursuant to Section 1003(c)(iii) of the NYSE American Company Guide after we disclosed in our August 29, 2025 Current Report on Form 8-K that we and our Debtor affiliates filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court on August 29, 2025.

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

Restructuring Support Agreement

On March 13, 2026, the Debtors entered into a Restructuring Support Agreement (“RSA”) with certain holders representing approximately (i) 74.6% of the aggregate principal amount of the new money term loans issued under the Company’s debtor-in-possession credit agreement, (ii) 71.8% of the roll-up DIP loans issued thereunder, and (iii) 60.0% of the Company’s non-rolled up PIK Toggle Senior Secured Notes due 2030. The RSA contemplates implementation of a restructuring through a proposed plan of reorganization (the “Proposed Plan”). The Debtors filed the Restructuring Support Agreement and the Plan with the Bankruptcy Court on March 13, 2026.

Pursuant to the RSA, the Company will, among other things, (i) use $150.0 million of encumbered cash to prepay a portion of the DIP term loans and related accrued interest, (ii) maintain minimum levels of encumbered cash while receiving lender consent to access certain restricted accounts, and (iii) make a $100.0 million payment to holders of allowed DIP loan superpriority claims on the effective date of the Proposed Plan. The RSA also contemplates that, on the Proposed Plan effective date, the reorganized Company will issue new equity interests primarily to holders of roll-up DIP loans, subject to dilution for a management incentive plan and certain settlement distributions, and approximately 2% of new equity interests to holders of prepetition secured notes, which may be issued in the form of warrants.

In addition, the Proposed Plan contemplates the issuance of new senior secured exit financing, including exit secured loans and either (i) a $275.0 million senior secured revolving credit facility or (ii) a $75.0 million term loan facility and a $200.0 million reinstated revolving credit facility. The RSA also provides that distributable proceeds from specified asset sales will be distributed to holders of certain DIP claims in accordance with the Proposed Plan.

The RSA includes certain milestones for the Chapter 11 proceedings and the Proposed Plan process, and may be terminated under specified circumstances, including failure to satisfy such milestones or if the Company’s board determines that continued performance would be inconsistent with its fiduciary duties. The Proposed Plan remains subject to amendment, and to Bankruptcy Court approval and the satisfaction of various conditions precedent, and therefore there can be no assurance that the transactions contemplated by the RSA or the Proposed Plan will be consummated.
Current Developments

Transformation Plan and Guest Experience Enhancements

As part of our Transformation Plan, during 2025, we enhanced our Free Spirit® Loyalty Program and onboard experience and announced changes in the naming of our travel options: Spirit First (formerly Go Big), Premium Economy (formerly Go Comfy) and Value (formerly Go). These updates are part of our ongoing initiatives to provide more value and comfort, along with an enhanced Guest experience.

Enhancements to our Free Spirit® program included the following:

•redemption of points across all three travel options (Spirit First, Premium Economy and Value)
•complimentary seat upgrades for Free Spirit Status and co-branded Mastercard cardholders
•upgrade benefit expanded to one additional Guest on the reservation
•two free checked bags for Free Spirit Credit Cardholders and a new Free Spirit Debit Card scheduled to launch later this year

These changes are designed to build Guest loyalty, improve brand perception and give travelers more opportunities to experience and enjoy our premium options.

During 2025, we also accomplished several of our initial restructuring objectives including, but not limited to, the following:

•redesigned our network, exiting over 200 underperforming markets and reallocated capacity into areas of strength
•reduced our operating aircraft fleet, reducing our balance sheet debt and lease obligations
•right-sized our workforce to align with reduced operations
•restructured agreements with our pilots and flight attendants
•reduced our selling, general and administrative overhead expenses
•repositioned our brand, shifting from solely budget travelers to value-seeking customers

Pratt & Whitney

On July 25, 2023, RTX Corporation, the parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers the Company's A320neo family of aircraft. As a result, we removed GTF engines from service and grounded some of our A320neo aircraft for inspection requirements.

On June 4, 2025, we entered into an agreement ( the "Agreement") with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits.

As of December 31, 2025, Pratt & Whitney issued us $135.3 million in credits related to the aircraft on ground ("AOG") days through December 31, 2025. Of the total credits recognized as of December 31, 2025, $103.7 million and $6.0 million were recorded in the Successor Period and the Current Predecessor Period, respectively, as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our consolidated balance sheets. In addition, during the Successor Period and the Current Predecessor Period, the Company recorded $21.0 million and $4.6 million, respectively, in credits on our consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the Successor Period and the Current Predecessor Period, the Company recognized lower depreciation and amortization expense of $24.3 million and $6.1 million, respectively, related to credits recognized under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within our consolidated statements of operations. For additional information refer to "Notes to Consolidated Financial Statements—18. Commitments, Contingencies and Other Contractual Arrangements."

In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process and we did not receive any additional credits under this agreement related to these aircraft.

In addition, in connection with the Chapter 11 Cases, we entered into a restructuring term sheet with IAE, dated December 3, 2025, and subsequently entered into a definitive agreement on February 4, 2026. For additional information refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings."
Summary Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:

•our Chapter 11 Bankruptcy;
•our securities and the volatility of our stock price;
•the competitiveness of our industry;
•volatility in fuel costs or significant disruptions in the supply of fuel;
•adverse domestic or global economic conditions on our business, results of operations and financial condition, including our ability to obtain financing or access capital markets;
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports, adverse weather conditions, increased security measures, new travel-related taxes or the outbreak of disease;
•increased labor costs, union disputes, employee strikes and other labor-related disruption;
•our maintenance costs, which will ultimately increase on a per-unit basis as our fleet ages;
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
•the success of the Free Spirit Program and the Spirit Saver$ Club®;
•our significant amount of aircraft-related fixed obligations and debt that we have incurred, and may incur in the future;
•our ability to maintain relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties; and
•our ability to attract and retain key personnel.
Our Business Model

Our value-focused business model provides Guests with an enhanced experience and a range of travel options across price points. Our increased investment in the Guest experience and introduction of new premium options allow us to attract more travelers and compete in the premium category with our Spirit First and Premium Economy options, while still serving travelers seeking the greatest affordability with our Value option. Our transformation, launched in 2024, has led to our highest net promoter score (“NPS”) in our history, indicating increased Guest satisfaction.

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

We continue to evolve and transform our business model. Before shifting our focus to becoming a value carrier with a broader range of travel options, we operated with an ultra-low-cost structure, which historically allowed us to maintain high profit margins while offering low base fares. Operating at high fleet utilization levels was a primary contributor to our ultra-low-cost structure. Following the COVID-19 pandemic, lower fleet utilization as well as wage and other inflationary pressures increased our operating costs. In addition, following the COVID-19 pandemic, the industry experienced large capacity increases, leading to increased competition in the markets we serve and resulting in a decrease of our average fares. Together, higher costs and lower fares produced large net losses. In 2024, we began to implement a significant transformation plan to improve our financial performance and elevate the Guest experience with new enhanced benefits.

We believe in being fully transparent and allow our Guests to see all available options and their respective prices prior to purchasing a ticket. Through branded campaigns, we educate the public on how our transformation has elevated the Guest experience and how our new travel options provide a range of choices from premium to economical. Guests can choose from our enhanced bundled options such as Spirit First or Premium Economy, or choose Value, our unbundled option, with the greatest flexibility to choose only the options they want to purchase. We show our commitment to delivering enhanced value by continuing to improve every aspect of the Guest experience, including an updated cabin interior with ergonomically-designed seats, self-bag tagging in most airports to reduce check-in processing time and the choice of increased flexibility with travel options that include no change and cancel fees.

Our Strengths

We believe our low unit operating costs combined with our enhanced travel options and high passenger volumes allow us to compete successfully in the airline industry.

Low Cost Structure. While we have experienced increased pressure on our unit costs since 2019, our unit operating costs are still among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer highly competitive pricing in our markets. Our operating cost per available seat mile ("CASM") was 11.43 cents in 2025, among the lowest of all major U.S. airlines and significantly lower than those of the major U.S. network airlines. We achieve these low unit operating costs in large part due to:
•high-density seating configurations on our aircraft;
•minimal hub-and-spoke network inefficiencies;
•highly productive workforce;
•opportunistic outsourcing of operating functions;
•operating a single-fleet type of Airbus A320-family aircraft and operated by common flight crews;
•reduced sales, marketing and distribution costs through direct-to-consumer marketing;
•efficient flight scheduling; and
•a company-wide business culture that is keenly focused on driving costs lower.
Revenue Generation. We offer a variety of travel options that enable our Guests to select the travel experience they want. They can choose one of our enhanced bundled options with the opportunity to buy additional products or services, or choose our unbundled option which provides Guests with the greatest flexibility to identify, select and pay for only the products and services they want to use. We strive to maximize our revenue generation by:
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
Our Network. We have developed a network of destinations in U.S. domestic markets, Latin America and the Caribbean, and high-volume routes flown by value-conscious travelers. Our network supports the company's business strategy based on current market and operating conditions, by focusing on the best performing, most profitable routes.

Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2025, 2024 and 2023, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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
Route Network
During 2025, we strategically reduced and re-worked our route network, exiting over 200 underperforming routes and ending service to 14 destinations. We reallocated capacity to areas of strength, maintaining the opportunity to profitably grow them further in the future, and improved market timings. At the end of 2025, we operated in over 427 markets served by 89 airports throughout the United States, Latin America and the Caribbean. For more details on the destinations to which we fly, refer to our route map on our website, www.spirit.com/en/route-map. As part of our business model, we employ a rigorous process to identify opportunities to grow our network where we believe we will be most profitable.
Competition
The airline industry is highly competitive. As of December 31, 2025, our top four largest network overlaps, as measured by overlapping available seat miles in metro markets, were with Southwest Airlines, Frontier Airlines, American Airlines and Delta Air Lines. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and loyalty programs and redemption opportunities. We typically compete in markets served by traditional U.S. network airlines, and other low-cost carriers, and, to a lesser extent, regional airlines.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize TRASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is unable to fill at higher rates. A key element to our competitive strategy is to maintain low unit costs in order to permit us to compete successfully in price-sensitive markets.

Seasonality

Our business is subject to significant seasonal fluctuations particularly around summertime and peak holiday periods. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels, including online via www.spirit.com, our call center and our airport ticket counters, with www.spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
Guests

We believe our Guests are primarily leisure travelers who make their purchase decision based largely on value. By maintaining a low-cost structure, we have historically been able to successfully sell tickets at lower fares while maintaining a strong profit margin. However, industry capacity increases and changes in the demand environment over the last 5 years have led to increased competition in the markets we serve and resulted in a decrease in our average fares. In 2025, we began to benefit from the enhancements to our product offerings, network changes and other transformation initiatives resulting in an increase in our average fare compared to 2024.
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
Fleet
We fly only Airbus A320 family aircraft, which provides us with significant operational and cost advantages compared to airlines that operate multiple aircraft types. By operating a single aircraft type, we avoid the incremental costs of training crews across multiple types. Flight crews are entirely interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support remain highly simplified compared to those airlines with more complex fleets. Due to this commonality among Airbus single-aisle aircraft, we can retain the benefits of a fleet comprised of a single type of aircraft while still having the flexibility to match the capacity and range of the aircraft to the demands of each route.
As of December 31, 2025, we had a fleet of 131 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2025, our fleet consisted of 62 A320ceos, 19 A320neos, 29 A321ceos and 21 A321neos, and the average age of the fleet was approximately 8 years. Refer to "Notes to Consolidated Financial Statements—15. Leases" for discussion of aircraft lease rejections. As of December 31, 2025, we owned 48 aircraft, of which 21 aircraft were financed through fixed-rate long-term debt and 27 aircraft were financed through enhanced equipment trust certificates ("EETCs"). As of December 31, 2025, we had 83 leased aircraft, of which 70 aircraft were financed under operating leases and 13 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions. In addition, as of December 31, 2025, we had 16 spare engines financed under operating leases and owned 18 spare engines. Refer to “Notes to Consolidated Financial Statements—14. Debt and other Obligations” for additional information.
On October 29, 2024, we entered into an aircraft sale and purchase agreement with GA Telesis, LLC ("GAT") for the sale of 23 A320ceo and A321ceo aircraft, of which two were sold in December 2024 and one was sold in July 2025. During the third quarter of 2025, we reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale as the original sales agreement for these aircraft expired during the third quarter of 2025, and as of December 31, 2025, we retained the assets for ongoing use in our operations. As the criteria for held for sale classification under ASC 360 are no longer met, we have reclassified the aircraft to property and equipment on our consolidated balance sheets as they will be held and used. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information.
On October 10, 2025, pursuant to the global restructuring term sheet with AerCap, we assumed 10 of our current aircraft leases and rejected 27 of our current aircraft leases and will also enter into 30 new lease agreements for Airbus A320 or A321 aircraft. Refer to "Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings," for discussion of the aircraft future deliveries.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2025, we are committed to purchase 10 PW1100G-JM spare engines, with deliveries through 2028.
Consistent with our business model, each of our aircraft is configured with a high-density seating configuration, which helps us maintain a lower unit cost. Our high-density seating configuration accommodates more passengers than those of most of our competitors when comparing the same type of aircraft.
Maintenance and Repairs

We maintain our aircraft in accordance with an FAA-approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the eighth year in a row, we have achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Additionally, maintenance program tasks that may take up to two years to fully complete are performed periodically in line maintenance at scheduled day visits or segmented into overnight work packages. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that generally can take from one to four weeks to accomplish and typically are required approximately every 36 months. Heavy engine maintenance is generally performed every six to nine years and includes a more complex scope of work. Due to our relatively small fleet size and projected changes to our fleet, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with IAE and Pratt & Whitney for our engine overhaul services and with various maintenance providers on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.

Our maintenance costs are expected to increase as the scope of repairs increases with the increasing age of our fleet. As our aircraft age, scheduled scope of work and frequency of unscheduled maintenance events are likely to increase like any maturing fleet. Our aircraft utilization rate could decrease with the increase in aircraft maintenance.

We own and operate a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport (DTW). In addition, we lease and operate a 54,961-square-foot maintenance hangar facility and 33,032-square-foot maintenance warehouse, adjacent to the airfield at the Houston George Bush Intercontinental Airport (IAH). These hangars and warehouse allow us to reduce our dependence on third-party facilities and contract line maintenance. Please see “Properties—Ground Facilities.”
Employees
Our business is labor intensive, with labor costs representing approximately 32%, 28% and 28% of our total operating costs for 2025, 2024 and 2023, respectively. As of December 31, 2025, we had 1,935 pilots, 3,096 flight attendants, 60 dispatchers, 289 ramp service agents, 249 passenger service agents, 410 aircraft maintenance technicians and 1,443 non-unionized personnel, including airport agents/other and employees in administrative roles, for a total of 7,482 active employees compared to 11,331 active employees as of December 31, 2024. During the twelve months ended December 31, 2025, there were 4,469 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 39.4%. As of December 31, 2025, approximately 81% of our employees were represented by six labor unions. On an average full-time equivalent basis, for the full year 2025, we had 9,699 employees, compared to 11,941 in 2024.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualifications. For the year ended December 31, 2025, paid training hours for our pilots and flight attendants were 91,959 and 65,712 hours, representing 8.2% and 2.7% of total crew block hours, respectively. Mechanics, quality control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

Consistent with our core values, we focus on hiring highly productive and qualified employees and ensuring they have comprehensive training. Our training programs focus on and emphasize the importance of safety, customer service, productivity and cost control. We provide continuous training for our crew members, including technical training as well as regular training focused on safety and front-line training for our customer service teams. Our training programs include classroom learning, extensive real-world flying experience and instruction in full flight simulators, as appropriate.

We believe a direct relationship between Team Members and our leadership is in the best interests of our crew members, our customers and our shareholders. Our leadership team communicates on a regular basis with all Team Members, including crew members, in order to maintain a direct relationship and to keep them informed about news, strategy updates and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders, open forum meetings across our network, periodic leadership visits to our stations and annual Team Member engagement surveys. Additionally, we strive to promote human rights awareness among both our Team Members and Guests, supported by our Human Rights Policy.

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

Employee Groups	Representative	Amendable Date (1)
Pilots	Air Line Pilots Association, International (ALPA) (2)	January 2028
Flight Attendants	Association of Flight Attendants (AFA-CWA)	January 2028
Dispatchers	Professional Airline Flight Control Association (PAFCA)	August 2026
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

In March 2024, ALPA provided notice to us that it intended to amend its CBA with our pilots and in July 2024, we began negotiations. As a result of the 2025 Chapter 11 Bankruptcy Proceedings, we engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, we reached agreements in principle with each of the two unions. These agreements were ratified by union members in December 2025, approved by the Bankruptcy Court on December 29, 2025, and are amendable in January 2028. Under the pilot agreement, hourly pay will be reduced by 8% effective January 1, 2026, and employer 401(k) contributions will be reduced from 16% to 8% for 2026 and 2027. The flight attendant agreement includes a reduction in incentive overtime pay and elimination of ground holding pay in certain circumstances.

In May 2023, PAFCA provided notice that it intends to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In July 2024, we reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024 and becomes amendable in August 2026. The ratified agreement includes increased pay rates.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021, which becomes amendable in November 2026.

In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU. Our passenger service agents ratified the five-year agreement on February 21, 2022, which becomes amendable in February 2027.

In August 2022, our aircraft maintenance technicians (“AMTs”) voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the NMB. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of December 31, 2025, we had approximately 455 AMTs.
During the Current Predecessor Period, we furloughed approximately 200 pilots to align with our projected flight volume for 2025 and recorded $0.9 million in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on our consolidated statements of operations. In addition, as part of the Company's ongoing efforts to optimize and enhance efficiencies, we made the decision to eliminate approximately 200 additional positions from various departments. We recorded $1.8 million in expenses related to these efforts during the Current Predecessor Period. These expenses were recorded within salaries, wages and benefits on the Company’s consolidated statements of operations.

Furthermore, to continue our ongoing efforts to optimize and enhance efficiencies, in July 2025, we announced the downgrade of approximately 140 Captains to First Officers and the furlough of approximately 270 pilots, effective October 1, 2025 and November 1, 2025, respectively to align with our projected flight volume for 2026. Additionally, in September 2025, we announced the furlough of approximately 1,800 flight attendants, effective November 1, 2025. We recorded $7.2 million in expenses related to these actions during the twelve months ended December 31, 2025. These expenses were recorded within special charges, non-operating expense on the Company’s consolidated statements of operations.
Safety and Security
We are committed to the safety and security of our passengers and employees. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program. All of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our business, including flight operations, maintenance, in-flight, dispatch and station operations. The Transportation Security Administration (“TSA”), is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout our business.
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
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. In 2022, we targeted the modernization of our crew applications and technologies to accelerate the response to irregular operations. These improvements involved upgrades to the main flight operations system, enabling and enhancing chat functionality for our crews, improving crew scheduling voice response and providing real time operational monitoring capabilities. In addition to operations, we have made significant improvements to our digital transformation for Guest experience through the implementation of our customer data platform. We have successfully migrated our maintenance and flight operation systems to the Azure cloud.
In 2023, we continued our technology modernization with a new mobile workplace application for the Flight Attendant team. This application improves the experience for streamlining daily tasks such as check-in, assigning positions, viewing manifests and personal work schedules. Our digital transformation journey added capabilities providing self-service options to our Guests and employees such as refund automation, flight status, employee benefits and more. In 2023, we matured our cyber security programs within the CIS v8 framework as we refined our environments to meet the rapidly changing cyber threat landscape. One major focus was providing a more frequent cycle of timely and consistent cyber security awareness to our team members. The cloud strategy continues to evolve as operational and cyber security imperatives guide us, migration of services and data continues in our multi-region footprint, and we have begun planning for a diverse cloud provider strategy.

In 2024, we continued our modernization and consolidation efforts for all crew applications, centralizing critical functions and information for our gate agents, pilots and flight attendants into a single platform. This initiative has replaced multiple applications, manual processes and forms. Key releases include flight status, manifest improvements supporting our transformation, gate view for turn optimization identifying connecting passengers and jumpseat capabilities.

In a groundbreaking achievement, we leveraged our enterprise service bus architecture this year, making us the first airline to successfully collaborate with the TSA. This collaboration established a direct connection to the Department of Homeland Security (“DHS”) server for the Aviation Employee Vetting (“AEV”), Master Crew List (“MCL”) and Flight Crew Manifest (“FCM”) processes. As a result, our crew members can now pass through airport security much faster by eliminating the teletype communication methodology.

In 2024, we transformed our product model by rapidly delivering solutions in collaboration with our business teams. We implemented changes that promote brand consistency, offer new elevated options and introduce streamlined processes both at airports and inflight. The standardization across all customer touchpoints and operations has simplified the management and adaptation of established reusable components.

Additionally, we successfully migrated our core critical IT systems, including our hosted reservation system to the Azure cloud. This move enhances our disaster recovery capabilities and strengthens cybersecurity. We also completed our first DHS/TSA cybersecurity audit for critical infrastructure, with no findings.

Throughout 2025, we accelerated the modernization of our operational technology ecosystem, reinforcing our commitment to delivering a more efficient, reliable and connected experience for our front‑line teams and customers. This year marked a significant step forward in unifying the digital tools. One of the most impactful advancements was the introduction of Trip Chat, a real time communication channel that bridges Flight Attendants and Gate Personnel, enabling faster coordination and improved operational responsiveness. We also automated the Flight Release process for Pilots, reducing administrative burden and increasing the speed and accuracy of pre‑departure procedures. These enhancements reflect our broader strategy to simplify the work of our front‑line employees and empower them with modern, intuitive tools.

Early in 2025, we continued transforming our product model with a major upgrade to our reservation system. This upgrade strengthened our ability to support the evolving structure of our loyalty program, including more flexible and accurate points redemption aligned with our new product architecture. We also ensured that all systems were updated to reflect LOPA driven aircraft configuration changes, maintaining consistency and reliability across operational and customer-facing platforms.

In the second half of 2025, we implemented TravelX, a key enabler of dynamic revenue optimization. This technology allows us to better manage high demand flights and offer customers greater flexibility, supporting both revenue growth and an improved travel experience. Complementing this effort, we strategically deployed Zulu, a platform that enhances network planning, scheduling, slot management, gating and analytics. By centralizing these functions, we reduced operational costs while improving decision making and long-term planning capabilities.

Our modernization efforts extended beyond applications and into our broader technology infrastructure. We continued to optimize our enterprise cloud environment, strengthening scalability, resilience and cost efficiency. Collaboration between Development Operations and Security Operations teams deepened, reinforcing our commitment to secure, high-velocity delivery practices. As part of our ongoing focus on cybersecurity and regulatory compliance, we successfully completed a TSA validated cybersecurity tabletop exercise, demonstrating our readiness to respond to emerging threats and maintain the integrity of our operational systems.
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

In July 2022, the DOT published its Airline Passengers with Disabilities Bill of Rights, applicable to U.S. and foreign carriers, and required airlines to publish the same on their websites with appropriate email notifications sent to passengers with disabilities. The Bill of Rights requirement has since been codified at 49 U.S.C. § 41728 through the FAA Reauthorization Act of 2024. On March 12, 2024, the DOT published a NPRM regarding wheelchair handling and training for airline personnel. The DOT published its final rule, Ensuring Safe Accommodations for Air Travelers with Disabilities Using Wheelchairs, on December 17, 2024, which became effective January 16, 2025. The final rule is discussed in further detail below.

In July 2022, the Office of Aviation Consumer Protection (“OACP”) issued a notice urging airlines to provide seats to children 13 years or younger with an adult on the same booking with no additional charge. In response to the OACP’s notice, the DOT added to their website a Child Seating dashboard comparing reporting carriers and their procedures on seating children 13 years or younger with an adult on a booking. The FAA Reauthorization Act of 2024, signed May 16, 2024, includes a statutory directive requiring DOT to take action on family seating. No final rule has been issued, and the rulemaking appears dormant under the current regulatory agenda.

In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM would require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. The DOT published its final rule on April 26, 2024 and the effective date is June 25, 2024. The DOT requires automatic refunds to consumers when an air carrier cancels or makes a significant change to a scheduled flight to, from or within the United States and the consumer is not offered or rejects alternative transportation and travel credits, vouchers or other compensation. Subsequent to publication of the final rule, the FAA Reauthorization Act of 2024 (the “Act”) was signed into law on May 16, 2024, and on August 12, 2024 DOT issued an amended final rule consistent with the requirements of the Act. As of December 5, 2025, the DOT is pausing enforcement, until June 30, 2026, of its refund requirements under limited circumstances while it engages in a new rulemaking to consider whether to modify the definition of canceled flights through rulemaking. The DOT has announced a target date of February 2026 for issuance of a notice of proposed rulemaking.

At the end of August 2022, the DOT added an Airline Customer Service Dashboard to their website that compares what reporting carriers offer passengers during a significant controllable delay or cancellation. The FAA Reauthorization Act of 2024 codified the Dashboard requirement at 49 U.S.C. § 42308.

In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. The DOT published its Enhancing Transparency of Airline Ancillary Services Fee final rule on April 30, 2024. A federal court of appeals has stayed the rule pending its review of legal challenges to the rule’s lawfulness. On January 28, 2025, the court of appeals ruled that the DOT failed to fully comply with requirements of the Administrative Procedure Act and remanded the rule to the DOT. On October 2, 2025, the court of appeals vacated the previous opinion and ordered an en banc hearing, which is expected to be held in 2026. On February 3, 2026, the U.S. Court of Appeals for the Fifth Circuit vacated the rule due to the DOT’s failure to comply with Administrative Procedures Act rulemaking requirements, violation of federal administrative law when imposing the rule.

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

The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2025, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.

On June 26, 2023, the FAA issued a final rule which requires aircraft manufactured two years after August 25, 2023, which are operated in domestic commercial service by Part 121 airlines to have an installed physical secondary barrier that protects the flight deck from unauthorized intrusion when the flight deck door is opened. The FAA subsequently extended the compliance deadline by one year such that aircraft manufactured after August 25, 2026 must comply with the secondary barrier requirement. Section 350 of the FAA Reauthorization Act of 2024 further directs the FAA to convene a rulemaking committee to address retrofit of the existing in-service fleet. We are currently evaluating the impacts of this requirement, if any, which we do not expect to be material.

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

On December 5, 2024, the DOT issued an Advance Notice of Proposed Rulemaking (ANPRM) that would require carriers to adopt and adhere to customer service plans identifying essential services and compensation. Under the rule, airlines would be required to mitigate passenger inconveniences when the cause of a cancellation or delay for flights to, within and from the United States was due to circumstances within the airline's control. Airlines would be required to pay passengers cash compensation, rebook them for free on the next available flight, and cover meals, overnight lodging and related transportation expenses when a disruption is airline-caused, such as a mechanical issue or an IT system breakdown. The ANPRM was withdrawn on November 17, 2025.

On December 17, 2024, the DOT issued a final rule to increase access to safe and dignified air travel for individuals with disabilities, particularly those who use a wheelchair or scooter. The final rule became effective on January 16, 2025. The rule imposes requirements on airlines pertaining to how they assist passengers with disabilities and handle wheelchairs and other assistive devices. Under the final rule, airlines are required to provide information to passengers with wheelchairs or scooters prior to departure, upon arrival and when their wheelchair or scooter is mishandled, and to reimburse passengers for certain costs and expenses if the airline delays the return of, mishandles or causes damage to a passenger’s wheelchair or scooter. Enforcement of certain provisions relating to airline liability for mishandled wheelchairs, frequency of refresher training, pre-departure notifications, and fare difference reimbursements have been delayed until December 31, 2026. The DOT has also initiated a new rulemaking titled Airline Obligations to Accommodate Air Travelers with Disabilities Using Wheelchairs. The DOT has announced the target date of August 2026 for issuance of a NPRM. A court challenge to the final rule on wheelchair/scooter mishandling was filed on February 18, 2025, in the U.S. Court of Appeals for the Fifth Circuit, alleging that the rule exceeds DOT’s statutory authority. The case remains held in abeyance pending further administrative action.

International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We generally offer international service to Aruba, Belize, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Grand Cayman Islands, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lie along our routes but which we do not serve.

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

International Service is also subject to special federal aviation regulations (“SFARs”) and other restrictions issued by the FAA which prohibit flight operations in particular areas or situations due to safety or security concerns. On November 12, 2024, the FAA issued a NOTAM prohibiting certain flights in the territory and airspace of Haiti. As of September 5, 2025, a subsequent FAA NOTAM (KICZ A0008/25) restricts U.S. air carriers and commercial operators from flight operations in specified areas of Haitian airspace until March 7, 2026.

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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation and ensure the adequacy of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee); which as of December 19, 2014, is $5.60 per one-way trip in air transportation originating at an airport in the U.S., with a maximum round-trip fee of $11.20. The fee is currently per one-way trip in air transportation that originates at an airport in the U.S.
On February 1, 2026, the TSA implemented a $45 “ConfirmID” fee which allows travelers aged 18 and older who arrive at a security checkpoint without a REAL ID-compliant license or other acceptable identification to still board commercial flights. This fee covers the administrative costs of an alternative identity verification process, which provides a ten-day travel window for non-compliant passengers. While the process allows individuals to board commercial flights, it is unrelated to the September 11 Security Fee and may involve additional vetting or screening. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.
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
Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb and limiting the overall number of flights at an airport.

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
On January 7, 2026, the FAA issued a notice of proposed rulemaking, in response to a provision in the One Big Beautiful Bill Act, titled “Requirements for Interference-Tolerant Radio Altimeter Systems,” which would require operators to install radio altimeters capable of tolerating signals from Upper C-band wireless telecommunications spectrum (3.98–4.2 GHz). Under the proposed rule, operators would be required to install interference-tolerant equipment between 2029 and 2032. The comment period for the proposed rule closes on March 9, 2026.

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

We may be impacted by any air traffic control reforms currently being contemplated by the Federal Aviation Administration as well as the Department of Transportation’s deregulation efforts. The Department of Transportation has stated it intends to issue NPRMs on disclosure of airline ancillary fees and refund requirements.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial or (iii) that could apply to any company, could also materially adversely affect our business, financial condition or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Aviation Holdings, Inc., unless the context indicates otherwise.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risk factors include, but are not limited to, the following:

•our Chapter 11 Bankruptcy;
•our securities and the volatility of our stock price;
•the competitiveness of our industry;
•volatility in fuel costs or significant disruptions in the supply of fuel;
•adverse domestic or global economic conditions on our business, results of operations and financial condition, including our ability to obtain financing or access capital markets;
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports, adverse weather conditions, increased security measures, new travel-related taxes or the outbreak of disease;
•increased labor costs, union disputes, employee strikes and other labor-related disruption;
•our maintenance costs, which will ultimately increase on a per-unit basis as our fleet ages;
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
•the success of the Free Spirit Program and the Spirit Saver$ Club®;
•our significant amount of aircraft-related fixed obligations and debt that we have incurred, and may incur in the future;

•our ability to maintain relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties; and
•our ability to attract and retain key personnel.

Risks Related to Chapter 11 Bankruptcy
We commenced cases under chapter 11 of the Bankruptcy Code, which will cause our Common Stock to decrease in value and will eventually render our Common Stock worthless.

As previously reported in our Current Report on Form 8-K filed with the SEC on August 29, 2025, we commenced voluntary cases under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Any trading in our Common Stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Common Stock, as the price of our Common Stock will decrease in value and become worthless. No recovery is expected for holders of our Common Stock in the Chapter 11 Cases.

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

•the imposition of restrictions or obligations on Spirit by regulators related to the bankruptcy and emergence from Chapter 11 Cases;

•our ability to comply with the terms of the DIP Facility;

•our ability to obtain sufficient financing and access to cash collateral to allow us to operate during the Chapter 11 Cases, to emerge from bankruptcy and to execute our business plan post-emergence;

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

•our ability to attract, motivate and retain key employees;

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

The foregoing risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties, which, in turn, could adversely affect our operations and financial condition. While we entered into a restructuring support agreement with certain of our creditors and filed the Proposed Plan with the bankruptcy court on March 13, 2026, we have been, and continue to be, in negotiations with other creditors and constituencies, including lenders under our revolving credit facilities, our labor unions and certain aircraft lessors, regarding the Chapter 11 Cases to seek their approval of the Proposed Plan, and there can be no assurance that other creditors and constituencies will agree to support approval of the Proposed Plan. Furthermore, the restructuring support agreement is subject to termination in accordance with the terms thereof and is subject to the occurrence of certain milestones contained therein. Moreover, due to our continued operating losses and the additional burden of professional fees and other costs of remaining in bankruptcy, any delays in obtaining requisite approvals of the Proposed Plan may jeopardize our ability to emerge from bankruptcy, in which case we may be forced to liquidate our business. Even if we are successful in emerging from bankruptcy, the Proposed Plan contemplates that we will undertake significant operational and financial measures as we seek to restore profitability, including substantially shrinking our fleet and network, making significant changes to our product and go-to-market strategy and substantially reducing our staffing. To the extent we cannot successfully execute the Proposed Plan, including measures we seek to implement following an emergence from bankruptcy, we may be forced back into another bankruptcy filing, which may result in our outright liquidation. Pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. For example, the recent spike in prices of jet fuel resulting from the conflict in Iran and the Middle East presents an immediate and substantial negative impact to our results of operations. If continued, that impact could derail our ability to reach necessary agreements with creditors and other constituents, including our DIP lenders, our noteholders, lenders under our revolving credit facilities, our labor unions and certain aircraft lessors, and prevent us from obtaining requisite approvals of the Proposed Plan, which in turn could require us to liquidate our business. There is substantial doubt as to our ability to continue as a going concern.

The Proposed Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.

The Proposed Plan will affect both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Proposed Plan relies upon financial projections developed by us with the assistance of our financial advisor, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’, vendors’, suppliers’, aircraft lessors’ and other third parties' confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated by the Proposed Plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Proposed Plan.

Even if the Proposed Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Proposed Plan is consummated, we will continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under the Proposed Plan will close.

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

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. As a result of these and other risks, we cannot guarantee that the Proposed Plan will achieve our stated goals.

Finally, even if our current debts are reduced or discharged through the Proposed Plan, we expect to have substantial indebtedness following consummation of the Proposed Plan, which may limit our operating flexibility going forward. Our indebtedness following consummation of the Proposed Plan will also subject us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable. If we are unable to pay amounts due under our indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all, particularly in light of the recent bankruptcy proceedings. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result of these and other risks, we cannot guarantee that the Proposed Plan will achieve our stated goals, and, thus, we cannot assure you of our ability to continue as a going concern after our expected emergence from bankruptcy.

The DIP Facility has substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

The terms of the DIP facility have been, and may continue to be, amended from time to time subject to Bankruptcy Court approval and lender consent. Any such amendments, including to impose additional reporting requirements, cash control or segregation requirements, borrowing conditions or other restrictions could further constrain liquidity and operational flexibility during the Chapter 11 Cases.

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

Pursuant to the Proposed Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Proposed Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. There can be no guarantees regarding the success of any changes to our capital structure in connection with the Chapter 11 Cases. Holders of our debt or of other claims against us may find that their claims no longer have any value or are materially reduced in value, or that such claims may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities will no longer have any value and holders of such existing equity securities will receive no recovery. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

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

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Credit Agreement and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral orders that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to comply with the terms of the restructuring support agreement that provide for use of cash collateral, (v) our ability to generate cash flow from operations, (vi) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction and (vii) the cost, duration and outcome of the Chapter 11 Cases. Even if we are able to consummate the Proposed Plan and emerge from bankruptcy, we will be required to undertake severe operational and financial measures as we seek to restore profitability and our longer-term viability. We also will operate initially as a smaller carrier with substantial debt and other long-term obligations and even fewer resources than today compared to our largest competitors. Therefore, following an emergence from bankruptcy, if that occurs, we cannot assure that such measures or our business will be successful.

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

In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our Common Stock under Section 12(b) of the Exchange Act became effective 90 days after the date the Form 25 was filed.

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

We underwent an ownership change under Section 382 of the Internal Revenue Code in 2025 in connection with the 2024 Bankruptcy, and we may experience a second ownership change in connection with the current 2025 Bankruptcy. Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is currently subject to certain requirements and restrictions. If we experience another "ownership change," as defined in Section 382 of the Internal Revenue Code, our ability to use our NOLs may be subject to additional, more substantial, limitations, which could increase the taxes paid by Spirit. Although we are taking steps to limit risk of an ownership change before consummation of the 2025 Bankruptcy, there can be no assurance that these steps will be successful.

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

Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, and Alaska Airlines and Hawaiian Airlines, have created five large airlines, with substantial national and international networks which create a more challenging competitive environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business. In addition, United Airlines and JetBlue announced a collaborative partnership pursuant to which customers can use loyalty benefits on either airline, each airline will offer flights on the other's websites and each airline gets access to slots at certain slot-constrained airports. This collaboration may increase competition with us since we do not have similar arrangements with any other airlines.

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
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport costs and related infrastructure taxes, the cost of meeting changing regulatory requirements and our cost and ability to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of our collective bargaining agreements. We cannot guarantee we will be able to maintain a cost advantage over our competitors. If our cost structure continues to increase and we are no longer able to maintain a sufficient cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.
The airline industry is heavily influenced by the price and availability of aircraft fuel. Continued volatility in fuel costs or significant disruptions in the supply of fuel, including hurricanes and other events affecting the Gulf Coast and conflicts in the Middle East in particular, could have a material adverse effect on our business, results of operations and financial condition.
Aircraft fuel costs represented approximately 22%, 25% and 31% of our total operating expenses for 2025, 2024 and 2023, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, Russia's ongoing conflict in Ukraine, ongoing conflicts throughout the Middle East, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been, and continue to be, subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.82 per gallon, in the third quarter of 2022, and fell as low as $1.05 per gallon in the second quarter of 2020. Most recently, aircraft fuel prices surged in March 2026 following U.S. and Israeli strikes on Iran and retaliatory strikes by Iran affecting, among others, Israel, Saudi Arabia and the United Arab Emirates. In addition, there has been significant disruption to international shipping trade routes through the Strait of Hormuz, through which approximately 20% of the world’s oil and gas supply is transported, further exacerbating the impact on fuel prices, including for aircraft fuel. A prolonged or escalating conflict in Iran and the Middle East could further disrupt global energy markets and cause aircraft fuel prices to remain elevated or raise prices even higher.
We cannot predict the future availability, price volatility or cost of aircraft fuel, or how long current or future conflicts will last or their ultimate impact on global energy markets. Moreover, even if the conflict in Iran and the Middle East subsides or ends, there may be lasting disruptions to fuel production, including related infrastructure and transportation. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition. The recent spike in the price of aircraft fuel resulting from the conflicts in Iran and the Middle East is expected to have an immediate and substantial negative impact on our results of operations. If continued, the negative impacts from higher aircraft fuel prices could undermine our ability to reach necessary agreements with creditors and other constituents, including our DIP lenders, our noteholders, lenders under our revolving credit facilities, our labor unions and certain aircraft lessors, which would prolong the Chapter 11 Cases. If we are unable to reach necessary agreements with creditors and other constituents in a timely manner, we may be required to liquidate our business.
Fuel derivative activity, if any, may not reduce fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (“jet fuel swaps”) and United States Gulf Coast jet fuel options (“jet fuel options”). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2025, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past we have not had, we currently do not have, and in the future, we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
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
Since September 11, 2001, the Department of Homeland Security and the TSA have implemented numerous security measures that restrict airline operations and increase costs and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, passengers became subject to enhanced random screening, which included pat-downs, explosive detection testing and body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition and on the airline industry in general.

Airlines are often affected by factors beyond their control, any of which could harm our business, operating results and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, software or technology problems, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress, government shutdowns and supply chain disruptions, in particular those causing inability to obtain, or delays in obtaining, aircraft or spare parts such as engines. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019, Hurricane Laura in August 2020, Hurricane Ian in September 2022, Hurricane Idalia in August 2023, Hurricane Helene in September 2024 and Hurricane Milton in October 2024) as well as southern Texas (such as Hurricane Harvey in August 2017 and Hurricane Beryl in July 2024), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, software or technology problems, staffing shortages or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. For example, during 2022, a number of adverse weather events, as well as increases in air traffic control programs and restrictions, led to a significant number of flight delays and cancellations. Similarly, the CrowdStrike IT outage in July 2024 caused a significant number of flight cancellations before the software issue was remedied. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues and staffing shortages and could have a material adverse impact on the airline industry. For example, in 2020 and 2021, the U.S. government and government authorities in other countries around the world implemented travel bans, testing requirements and other restrictions in response to the COVID-19 pandemic and recommended against air travel, which drastically reduced consumer demand for air travel. Any resurgence of COVID-19 or another pandemic or public health crisis that results in similar or other restrictions could have a material adverse effect on our business and results of operations. Air travel is continuing its resurgence following widespread adoption of vaccines, but the situation is fluid and actual capacity adjustments could be different than what we currently expect. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, reductions in staffing levels, including air traffic controllers, or required flight schedule reductions. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in October 2025 may have a negative impact on our operations and financial results. In addition, supply chain issues have led to delays in aircraft deliveries and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, which could have an adverse effect on our business and results of operations.
Restrictions on or litigation regarding third-party membership discount programs could harm our business, operating results and financial condition.
We generate a relatively small but growing portion of our revenue from commissions, revenue share and other fees paid to us by third-party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the third-party merchants that we offer to our customers on our website. Some of these third-party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, and for which we receive a payment from the third-party merchants for every customer that accepts the promotion. Certain of these third-party membership discount programs have been the subject of consumer complaints, litigation and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Any private or governmental claim or action that may be brought against us in the future relating to these third-party membership programs could result in our being obligated to pay damages or incurring legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships. In addition, customer dissatisfaction or a significant reduction in or termination of the third-party membership discount offers on our website as a result of these claims could have a negative impact on our brand and could have a material adverse effect on our business, results of operations and financial condition.
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

Our business is labor intensive, with labor costs representing approximately 32%, 28% and 28% of our total operating costs for 2025, 2024 and 2023, respectively. As of December 31, 2025, approximately 81% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our network strategy. As further described below, our aircraft maintenance technicians (“AMTs”) voted to be represented by the Aircraft Mechanics Fraternal Association (the “AMFA”). In November 2022, AMFA notified us of its intent to negotiate a CBA and we began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent from such agreement. We may also become subject to additional collective bargaining agreements in the future given the possibility that other non-unionized workers may unionize.
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
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB-assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the five-year agreement with us. During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement included increased pay rates and other enhanced benefits. In March 2024, ALPA provided notice to us that it intended to amend its CBA with our pilots and in July 2024, we began negotiations. As a result of the 2025 Chapter 11 Bankruptcy Proceedings, we engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, we reached agreements in principle with each of the two unions. These agreements were ratified by union members in December 2025, approved by the Bankruptcy Court on

December 29, 2025, and are amendable in January 2028. Under the pilot agreement, hourly pay will be reduced by 8% effective January 1, 2026, and employer 401(k) contributions will be reduced from 16% to 8% for 2026 and 2027.
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. In February 2023, we reached an agreement with our flight attendants which was ratified by the flight attendants on April 13, 2023 and became amendable in January 2026. The ratified agreement included increased pay rates and other enhanced benefits. As a result of the 2025 Chapter 11 Bankruptcy Proceedings, we engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, we reached agreements in principle with each of the two unions. These agreements were ratified by union members in December 2025, approved by the Bankruptcy Court on December 29, 2025, and are amendable in January 2028. The flight attendant agreement includes a reduction in incentive overtime pay and elimination of ground holding pay in certain circumstances.

Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intends to amend its CBA with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator. In July 2024, the Company reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024 and becomes amendable in August 2026. The ratified agreement includes increased pay rates.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021, which becomes amendable in November 2026.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU. Our passenger service agents ratified the five-year agreement on February 21, 2022, which becomes amendable in February 2027.

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

Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, interest rates and financial and credit market fluctuations could result in decreases in spending on air travel and otherwise, increases in labor costs and delayed deliveries of aircraft, all of which could materially and adversely affect the implementation of our business network strategy. In particular, although inflation in the United States had been relatively low for several decades, beginning in 2021, the U.S. economy experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our fares in amounts equal to the rate of inflation.

In addition, we have significant obligations for spare engines that we have ordered from IAE and Pratt & Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. In addition, our current Chapter 11 Cases may limit our access to adequate capital. Regardless of our creditworthiness, at times the market for aircraft and engine purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. During 2025, we operated our aircraft at a slightly lower daily average utilization level of 7.7 hours, compared to 9.9 hours for 2024 and 11.1 hours for 2023. This decrease was primarily due to the removal of aircraft from service prompted by a rare issue with the powdered metal used in certain engine parts which accelerated inspections of the PW 1100G-JM GTF engines that power our A320neo fleet. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemics or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which may ultimately increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Similarly, removing aircraft from service to inspect and repair the PW1100G engines has reduced our average fleet utilization. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity has had and could continue to have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs may ultimately increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2025, the average age of our aircraft was approximately 8 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be expensed as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta and United) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for codesharing, loyalty program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as their own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our passenger traffic, business, results of operations and financial condition.
We are subject to extensive regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs.

In December 2020, the DOT issued a Final Rule on Traveling by Air with Service Animals. This rule limits service animals to a dog that is individually trained to do work or perform tasks for the benefit of a person with a disability and no longer considers an emotional support animal to be a service animal. This eliminates the requirement to carry emotional support animals for free and will likely reduce costs. Additionally, in December 2020, the DOT withdrew a Request for Information soliciting information on whether airline restrictions on the distribution or display of airline flight information constitute an unfair and deceptive business practice and/or an unfair method of competition. The DOT said that decisions on how and where to sell their services should be left to the airlines.

In January 2025, the Trump Administration issued an executive order that froze review and approval of any new rulemaking. This freeze led the DOT to withdraw the Final Rule on Tarmac Delay and the Advance Notice of Proposed Rulemaking (ANPRM) on Airfare Advertising.

In May 2024, Congress passed the FAA Reauthorization Act of 2024, which extends FAA funds through fiscal year 2028. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to lift the payment cap on denied boarding compensation, create new requirements for the treatment of disabled passengers and treble the maximum civil penalty for damage to wheelchairs and other assistive devices or for injuring a disabled passenger. Under the Act, the FAA is required to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The Act also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order mandating installation of a secondary cockpit barrier on each new aircraft.

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

In 2021 and 2022, the DOT issued several NPRMs relating to air travel and airline ticketing and fees. In July 2021, the DOT issued a NPRM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM would require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. On December 11, 2024, the DOT issued a NPRM on Airline Passenger Rights, which combined this NPRM with the July 2021 NPRM, regarding the refunding of certain checked bag fees ancillary fees. On November 17, 2025, the DOT formally withdrew the NPRM on Airline Passenger Rights, consistent with a series of Trump Administration executive orders. As of now, it does not appear that the NPRMs will be reissued. If any of these NPRMs were enacted as proposed, they could increase our costs, and our results of operations could be materially adversely affected. We cannot forecast the effect these refund requirements would have on our costs and operations.

In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. The DOT published its Enhancing Transparency of Airline Ancillary Services Fee final rule on April 30, 2024. A federal court of appeals has stayed the rule pending its review of legal challenges to the rule’s lawfulness. On January 28, 2025, the court of appeals ruled that the DOT failed to fully comply with requirements of the Administrative Procedure Act and remanded the rule to the DOT. On October 2, 2025, the court of appeals vacated the previous opinion and ordered an en banc hearing, which is expected to be held in 2026. Among other requirements, the final rule would require air carriers and ticket agents to clearly disclose on their websites, whenever fare and schedule information is provided for flights to, within and from the United States, passenger-specific or itinerary-specific prices for certain ancillary services if those services are not included in the advertised fare price. We cannot forecast the effect of this final rule, if it goes into effect, on our costs and operations.

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

On December 17, 2024, the DOT issued a final rule to increase access to safe and dignified air travel for individuals with disabilities, particularly individuals who use a wheelchair or scooter. The rule imposes requirements on airlines pertaining to how they assist passengers with disabilities and how airlines handle wheelchairs and other assistive devices. The final rule became effective on January 16, 2025. Under the final rule, airlines are also required to provide information to passengers with wheelchairs or scooters prior to departure, upon arrival and if their wheelchair or scooter is mishandled. In the case of an airline delaying the return of, mishandling or causing damage to a passenger’s wheelchair or scooter, the final rule requires airlines to reimburse passengers for certain costs and expenses. Pursuant to a Notification of Enforcement Discretion issued effective February 20, 2025, the DOT announced it would not take any enforcement action under this rule until March 20, 2025. On June 10, 2025, the DOT issued a Notification of Enforcement Discretion further delaying any enforcement action under this rule until August 1, 2025. On September 30, 2025, the DOT issued another Notification of Enforcement Discretion delaying enforcement of four of the final rule’s provisions while the DOT engages in a new rulemaking considering whether to modify those four provisions. The four provisions to be modified are those related to airline liability for mishandled wheelchairs, refresher training frequency, pre-departure notifications and fare difference reimbursements. We cannot forecast the effect of this final rule on our costs and operations.

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

Our ability to operate as an airline is dependent on our maintaining certifications issued to us by the DOT and the FAA. The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business and financial results. Federal law requires that air carriers operating large aircraft be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers factors such as unfair or deceptive competition, advertising, baggage liability and disabled passenger transportation. While the DOT has seldom revoked a carrier's certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.

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

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) or the Tax Cuts and Jobs Act; SEC and securities exchange reporting requirements; environmental regulation and antitrust enforcement. Additionally, certain Executive Orders could affect our business, operations, strategies and increase our costs of compliance. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

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

Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early

October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for up to five years, pending discussions to resolve their trade dispute. This suspension was withdrawn by the United States on April 2, 2025, and aircraft and parts from the European Union were subject to the same tariffs as other imports. These tariffs were again suspended by agreement with the European Union. However, these tariffs are under continuing review and at any time could be increased, decreased, eliminated or applied to a broader range of products we use. The imposition of these tariffs may substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.

We also face uncertainty regarding increased tariffs under the second Trump Administration, which could result in retaliatory tariffs imposed on U.S. businesses from countries affected by such tariffs. For example, in 2025, the Trump Administration imposed a 10% baseline tariff on imports from most countries as well as country-specific tariffs of up to 41%. While the Trump Administration reduced, suspended or negotiated relief measures for certain countries, several countries responded with retaliatory tariffs on U.S. exports. Following the decision of the Supreme Court which struck down tariffs imposed under the International Emergency Economic Powers Act (IEEPA), the Trump Administration, effective February 24, 2026, imposed a 10% global tariff under Section 122 of the Trade Act of 1974. However, large commercial aircraft and parts were exempted from these tariffs. While we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, the tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our business, results of operations and financial condition.

We may not be able to implement our network strategy.
Effectively implementing our network strategy is critical for our business to return to profitability and sustain or increase our profitability. We face numerous challenges in implementing our network strategy, including our ability to:
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
As part of the Chapter 11 Cases, we are in the process of reducing our fleet size. Even if we are successful in emerging from bankruptcy, the Proposed Plan will require us to undertake significant operational and financial measures as we seek to restore profitability, including substantially shrinking our fleet and network. There can be no assurance that our efforts will be successful or that these measures will enable us to return to or maintain profitability.
We rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition and maintain related information technology systems, networks and infrastructure; (ii) our ability to effectively balance our investment of incremental operating expenses and capital expenditures related to our strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to our ability to implement our strategic plans. We cannot assure you that our security measures, change control procedures and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems and networks could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.

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
Our business employs systems and websites that allow for the secure storage, transmission and other processing of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems and networks, and although auditors review and approve the security configurations and management processes of these systems and networks, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems and networks may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber-attacks (including ransom attacks in which malicious persons encrypt our systems, steal data or both, and demand payment for decryption of systems or to avoid public release of data), computer viruses, denial-of-service attacks, social engineering attacks, phishing attacks, power loss or other disruptive events. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
Actual or anticipated attacks may cause us (and at times have caused us) to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governments that govern our business. Advances in computer capabilities, new technological discoveries or other developments may result in the breach or compromise of technology used by us to protect transactions or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Cyber security risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failures. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
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
Our business strategy focuses on enhancing the Guest experience by introducing new benefits, including a range of travel options designed to meet the needs of all travelers, from premium to economical choices: Spirit First, Premium Economy and Value. However, there can be no assurance that these offerings will be successful in driving higher passenger revenues. Factors such as changing customer preferences, economic conditions, increased competition or challenges in effectively executing our strategies could impact our ability to attract and retain passengers, potentially limiting our revenue growth. Additionally, regulatory changes or shifts in travel demand could further affect our ability to sustain or increase passenger revenues.
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

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports and other service providers, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. For example, the term of our current credit card processing agreement expires on December 31, 2027 and our primary credit card processor is under no obligation to renew the agreement. There may not be alternative arrangements available to us from other credit card processors on comparable or better terms. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations. In addition, although we seek to monitor the performance of third-party service providers, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts, including as a result of operational failures or a force majeure, may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period, and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays previously required us to reduce capacity expectations. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Starting in 2016, since the addition of A320neo aircraft, we had experienced introductory issues with the new-generation PW1100G engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at engine maintenance, repair and overhaul (“MRO”) shops available to service PW1100G engines have resulted in extended turnaround time to perform these inspections and the modifications required to improve the reliability of these engines. These impacts are expected to continue until supply chain and engine MRO shop capacity returns to required levels to support our network strategy. In addition, in July 2023, Pratt & Whitney announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the GTF fleet, which powers the A320neo aircraft. Pratt & Whitney notified us that all GTF engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. We currently estimate these engines will require removal and inspection through at least 2026. Lower capacity resulting from manufacturer or supplier issues may lead to a significant impact on our business and operating results. For instance, partially as a result of the Pratt & Whitney engine issues, we have reduced, suspended or discontinued service in a number of cities. On March 26, 2024, we entered into an agreement with IAE, an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. Pratt & Whitney agreed to issue us $150.6 million in credits related to the AOG days through December 31, 2024. On June 4, 2025, we entered into an agreement with IAE, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. As of December 31, 2025, Pratt & Whitney issued the Company $135.3 million in credits related to the AOG days through December 31, 2025. In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process and we did not receive any additional credits under this agreement related to these aircraft. For additional information refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings."

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
A significant portion of our operations are conducted to and from the domestic U.S., Caribbean or Latin American markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, public health concerns, military operations or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
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
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. For example, climate change legislation was previously introduced in Congress, and such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry, compliance with which could result in the creation of substantial additional costs to us. Similarly, the EPA issued a rule that regulates larger emitters of greenhouse gases. Future operations and financial results may vary as a result of such regulations. Compliance with these regulations and new or existing regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition.

In October 2023, the state of California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires companies with annual revenues exceeding $1 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. The CRFRA applies to companies with annual revenues over $500 million that conduct business in California and requires biennial disclosure of climate-related financial risks and mitigation measures taken to address such risks. In November 2025, the U.S. Court of Appeals for the Ninth Circuit issued an order in U.S. Chamber of Commerce v. Randolph granting an injunction against enforcement of the CRFRA pending resolution of the appeal of the district court’s preliminary injunction denial. The injunction in U.S. Chamber of Commerce v. Randolph, however, did not extend to the CCDAA. The California Air Resources Board announced an August 10, 2026 deadline for reporting Scope 1 and 2 GHG emissions under the CCDAA, which will remain in effect pending further ruling on the enforceability of the CCDAA. The Company is subject to both laws, as currently enacted, and expects to incur compliance, maintenance and remediation costs to conform to such requirements if they are upheld. The CCDAA and CRFRA remain subject to litigation, and the Company continues to monitor the litigation.
In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. CORSIA is being implemented in phases beginning with two initial phases of voluntary State participation from 2021 to 2023 and 2024 to 2026, with the mandatory State participation phase beginning in 2027. Airline operators in participating states are notified of their offsetting obligation annually. At the end of a phase (e.g. 2024-2026), operators must purchase and cancel emissions units to meet their offsetting obligation for that period.

In 2025, the decision was made to suspend our participation in the Monitoring, Reporting and Verification (MRV) aspect of ICAO’s CORSIA program. However, as the United States is still a CORSIA participant, we anticipate that an offsetting obligation may exist in the coming years. Certain details are still being developed, and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, sectoral growth factor of the industry, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally imposed regulations became more restrictive or widespread.
If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we currently face, and may continue to face, high employee turnover, including with respect to our pilots. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our operations and business could be harmed, and we may be unable to implement our network strategy.

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
The requirements of being a voluntary filer may strain our resources, divert management’s attention and affect our ability to attract and retain qualified Board members.
Historically as a public company, we have incurred, and currently as a voluntary filer of reports required to be filed under section 13 or 15(d) of the Exchange Act we incur, significant legal, accounting and other expenses, including costs associated with SEC reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the New York Stock Exchange. The expenses incurred by voluntary filers generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a voluntary filer, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Although we currently file Exchange Act reports with the SEC on a voluntary basis, we may cease voluntarily filing in the future. If we were to cease voluntarily filing with the SEC, our reports would no longer be available on the SEC's EDGAR system and information about us may not be available.

As a public company we have historically filed, and we currently voluntarily file, our annual, quarterly and current reports and other business and financial information required by the Exchange Act with the SEC. The SEC has made these filings publicly available through its Electronic Data Gathering, Analysis, and Retrieval (EDGAR) system. EDGAR allows investors to readily access our filings via the SEC's website. However, we may in the future cease such voluntary reporting. Therefore, to the extent that we do not file our annual, quarterly and current reports required by the Exchange Act with the SEC on a voluntary basis, investors may find it more difficult to access information about us, including financing information, and thus may view us less favorably.
Our results of operations fluctuate due to seasonality, weather and other factors.

We expect our quarterly operating results to fluctuate due to seasonality and generally expect demand to be greater in the second and third quarters of each year and during peak U.S. holiday periods. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, than some of our competitors, since a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to adverse weather conditions, airport traffic constraints and other delays. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures may also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period that our operating results could be below the expectations of investors and any published reports or analysis regarding Spirit. In such an event, the price of our Common Stock could decline, perhaps substantially.

We may utilize artificial intelligence, which could expose us to liability or adversely affect our business.

We may, and may in the future, use artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.

In addition, the regulatory framework for AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies themselves are highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Leverage and Liquidity

We have a significant amount of aircraft-related fixed obligations and we have incurred, and may incur in the future, significant debt, that could impair our liquidity and thereby harm our business, results of operations and financial condition.

Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, including our 2026 maturities, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. The amount of our aircraft-related fixed obligations, our obligations under our other debt arrangements and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, and principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our ability to make required pre-delivery deposit payments, or PDPs, including those payable to our engine manufacturers for our spare engines on order;
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

As of September 2025, following our 2025 Bankruptcy filing, Fitch and S&P Global downgraded our corporate credit rating to D, respectively. Following our 2025 Bankruptcy filing, Moody's also downgraded our corporate credit rating to D and eventually withdrew it entirely.

There can be no assurance that we will be able to improve these credit ratings.

If we are unable to improve our credit ratings, it could increase future debt financing costs and limit the future availability of debt financing, which would have an adverse effect on our business, results of operations and financial condition.

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

Our ability to incur secured indebtedness is subject to compliance with certain covenants in the agreements governing the Exit Secured Notes and the Exit Revolving Credit Facility (as defined below), and, in certain circumstances, the liens securing such additional indebtedness will be permitted to be pari passu with the liens securing the Exit Secured Notes.

To the extent that the terms of our current or future debt agreements would prevent us from incurring additional indebtedness, we may be able to obtain amendments to those agreements that would allow us to incur such additional indebtedness, and such additional indebtedness could be material.

For additional information, refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—12. Equity.”

We are highly dependent upon our cash balances and operating cash flows.

As of December 31, 2025, we had cash and cash equivalents of $273.0 million. On August 21, 2025, we borrowed the entire available amount of $275.0 million under the Exit Revolving Credit Facility due on March 12, 2028. Borrowings under the Exit Revolving Credit Facility are included within liabilities subject to compromise on our consolidated balance sheets. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information. We will continue to be dependent on our operating cash flows and other liquidity enhancement strategies to fund our operations and to make scheduled payments on our aircraft-related fixed obligations and other debt obligations.

We operate in a highly competitive industry environment, and industry trends in the fourth quarter of 2025, including elevated domestic capacity and continued weak demand for domestic leisure travel, have required us to revise and implement strategies to improve our liquidity, including the implementation of network capacity reductions, changes to our fleet plan, product enhancements and discretionary cost reduction strategies with respect to labor, maintenance, airport and other operating costs. We plan to take additional liquidity enhancing measures, which may include the sale or other monetization of certain aircraft and real estate, the sale of excess airport gate capacity, elimination of certain fixed costs and other transactions to raise additional liquidity. In connection with the Chapter 11 Cases, we entered into a Superpriority Secured Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), dated October 14, 2025, with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent. Pursuant to the DIP Credit Agreement, the DIP Lenders agreed to make available to Spirit up to $475.0 million in new money term loans (the “DIP Facility”) in four or more installments over time and subject to certain conditions. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings.”

In connection with the Chapter 11 Cases, we entered into a Global Restructuring Term Sheet, dated September 23, 2025 (as amended from time to time, the “AerCap Term Sheet”), with AerCap Ireland Limited, on behalf of itself and its subsidiaries, affiliates, owner trusts, managed entities and assignees (collectively, “AerCap”). Pursuant to the AerCap Term Sheet, we and AerCap agreed on, among other things, (i) the termination of 36 existing leases for future aircraft deliveries, each dated as of July 30, 2024 (the “Undelivered Leases”), (ii) the rejection of 27 existing leases for aircraft previously leased to Spirit (the “Rejected Leases”), (iii) the assumption of 10 existing leases for aircraft previously leased to Spirit (the “Assumed Leases”), (iv) the entry into 30 new leases for future aircraft deliveries (the “New Leases”), (v) the termination of Spirit’s existing order book with Airbus for 52 future A320neo family aircraft and removal of 10 option positions, (vi) the settlement of certain claims against and by AerCap with respect to the Undelivered Leases, the Rejected Leases and the Assumed Leases relating to certain default and termination notices sent by AerCap to Spirit on August 25, 2025 and (vii) the payment by AerCap to Spirit of a liquidity payment of approximately $150 million (the “Liquidity Payment”).

In connection with the Chapter 11 Cases, we entered into a Restructuring Term Sheet, dated December 3, 2025 (as amended from time to time, the “IAE Term Sheet”), and subsequently entered into a definitive agreement on February 4, 2026, with IAE for, among other things, (i) the modification of our existing purchase and maintenance agreements with IAE (the “Existing Agreements”), in each case to maintain pricing levels despite reduced go-forward service volumes following implementation of expected fleet reductions as part of the Chapter 11 Cases (the “Fleet Reduction”), and the assumption of such agreements (after giving effect to such modifications, the “Modified Agreements”), (ii) the termination of our 2025 agreement with IAE for support credits in respect of certain grounded aircraft, (iii) the planned entry into short term leases pursuant to rejection agreements with various lessors for certain engines which were previously rejected by Spirit as part of the Fleet Reduction in order to allow Spirit to utilize the remaining “green time” on such engines, (iv) the settlement and release of certain claims against and by IAE under the Existing Agreements with respect to the Fleet Reduction, aircraft on ground compensation and related issues, and (v) the issuance by IAE to Spirit of new service credits in the amount of up to $140.0 million.

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

Our equity securities have been rendered worthless on multiple occasions, including as a result of the Chapter 11 Cases; accordingly, any investment in our equity securities is highly speculative.

Further, we reserve shares of our Common Stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our Common Stock could decline substantially. If we issue additional shares of our Common Stock or rights to acquire shares of our Common Stock, if any of our existing stockholders sells a substantial amount of our Common Stock, or if the market perceives that such issuances or sales may occur, then the trading price of our Common Stock on the OTC Pink Limited Market may significantly decline. In addition, any issuance of additional shares of Common Stock will dilute the ownership interests of our existing common stockholders.
The market price of our Common Stock has been, and may continue to be, volatile, which could cause the value of an investment in our stock to decline.
On September 2, 2025, we received the Delisting Notice from the NYSE notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that our shares of Common Stock would be delisted from the NYSE and that trading of our shares of Common Stock on NYSE was suspended immediately. Our shares of Common Stock commenced trading on the OTC Pink Limited Market under the symbol “FLYYQ” on September 3, 2025. We do not expect any recovery for holders of our Common Stock in the Chapter 11 Cases.
The market price of our Common Stock on the OTC Pink Limited Market may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•developments in the Chapter 11 Cases and approval of the Proposed Plan;
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
Our amended and restated bylaws further provide that no shares of our Common Stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2025, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2025, there are no shares of nonvoting Common Stock outstanding. Our amended and restated charter prohibits the issuance of nonvoting equity securities, subject to Bankruptcy Code requirements.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

The Company’s cybersecurity program is designed to provide resilience and secure the continuity of operations and protect the privacy of company, guest and team member data. The Company uses multiple layers of security controls and unique threat intelligence within the “Center for Internet Security v8 Cybersecurity Framework” across five core security functions: Identify risks and threats, Protect, Detect, Respond and Recover. In addition, the Company requires that its employees complete annual compliance training on cybersecurity and online habits.

The Company’s cybersecurity program is managed by a dedicated cybersecurity function reporting to the Chief Information Security Officer (“CISO”) who reports to the Chief Information Officer (“CIO”) and is responsible for the Company’s cybersecurity strategy, policies, standards, architecture and process. The CISO has over 20 years of executive experience in IT operations and security, primarily in the airline industry, and maintains several active certifications in Risk and Information Security including CISSP-ISSMP, CISM, CRISC, and CISSP, as well as a U.S. government security clearance. The program includes periodic and ad hoc reporting on relevant developments, including monitoring, prevention, detection, mitigation and remediation of the current cybersecurity landscape as well as reporting on any cybersecurity incidents to the Company’s CEO and the Safety, Security and Operations Committee of the Board, which has oversight of management’s cybersecurity function. The CISO also engages external government and commercial expertise to continuously evaluate, test and adapt the program. External vendors participate in in-depth security assessments based on the Company’s vendor management security policy.

Currently, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company’s operations. The Company continues to maintain compliance with TSA cybersecurity directives under Joint EA 23-01 Cybersecurity-Performance-Based Measures for Airport and Aircraft Operators. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2025, we operated a fleet of 131 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased (1)
A320ceo	176	11.3	62	24	38
A320neo	176	3.1	19	—	19
A321ceo	222	8.9	29	24	5
A321neo	229	1.3	21	—	21
		8.0	131	48	83

(1) Includes 13 aircraft recorded as failed sale leaseback transactions. Refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations" and "Notes to Consolidated Financial Statements—15. Leases" for additional information.
On October 10, 2025, pursuant to the global restructuring term sheet with AerCap, we assumed 10 of our current aircraft leases and rejected 27 of our current aircraft leases and will also enter into 30 new lease agreements for Airbus A320 or A321 aircraft. Refer to "Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings," for discussion of the aircraft future deliveries.

We previously had agreements in place for 36 A320neos and A321neos to be financed through direct leases with a third-party lessor with deliveries scheduled in 2027 and 2028. However, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, these 36 direct leases were canceled, and we agreed to enter into 30 new post-petition leases, for which definitive agreements had not yet been executed as of December 31, 2025. Refer to "Notes to Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. As of December 31, 2025, we had not executed any new lease agreements and therefore, did not have any aircraft rent commitments for future aircraft deliveries.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2025, we were committed to purchase 10 PW1100G-JM spare engines, with deliveries through 2028.
As of Emergence Date, assets held for sale within our consolidated balance sheets, included 21 aircraft planned for future sales. During the third quarter of 2025, we reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale as the original sales agreement for these aircraft expired during the third quarter of 2025, and as of December 31, 2025, we retained the assets for ongoing use in our operations. As the criteria for held for sale classification under ASC 360 are no longer met, we have reclassified the aircraft to property and equipment on our consolidated balance sheets as they will be held and used. Refer to "Notes to Consolidated Financial Statements —19. Fair Value Measurements" for additional information.

Assignment of Lease Agreement

On December 15, 2025, the Bankruptcy Court entered an order authorizing and approving under Sections 105, 363 and 365 of the Bankruptcy Code Debtor Spirit Airlines to enter into and perform under an assumption and assignment agreement for airline use and lease agreement at Chicago O’Hare International Airport (“ORD”) of two gates to American Airlines, Inc. (the “AA Assignee”). The Assignee remitted to Spirit a one-time $30.0 million assignment fee which was recorded in special charges (credits) within the Company's consolidated statement of operations. Furthermore, the related cash inflow is included within operating activities in the Company's consolidated statements of cash flows. The Debtors used the proceeds to prepay a portion of the DIP Facility in accordance with the DIP Credit Agreement.

On February 25, 2026, the Bankruptcy Court entered an order authorizing and approving under Sections 105, 363, and 365 of the Bankruptcy Code Debtors Spirit Airlines to enter into and perform under an assumption and assignment agreement for airline use and lease agreement at Chicago O’Hare International Airport (“ORD”) of two gates to United Airlines, Inc. (the “UAL Assignee”). The UAL Assignee paid a $30.2 million assignment fee. The Debtors used the proceeds to prepay a portion of the DIP Facility in accordance with the DIP Credit Agreement.
Ground Facilities
We lease all of our facilities at each of the airports we serve, with the exception of our aircraft maintenance hangar in Detroit, which we own and operate on leased land. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 36 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the nonexclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.

As of December 31, 2025, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 27% of our capacity operating through FLL during 2025. We operate primarily out of Terminals 3 and 4 at FLL. We currently use up to 14 gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the two airport controlled Terminal 3 gates. Other airports through which we conduct significant operations include Orlando International Airport (MCO), Harry Reid International Airport (LAS), Detroit Metropolitan Wayne County Airport (DTW) and Newark Liberty International Airport (EWR).

Our largest maintenance facility is a hangar currently located at Detroit, Michigan. Our second largest maintenance facility is a hangar and warehouse currently located at Houston, Texas. As of December 31, 2025, we also conducted additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Dallas, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Baltimore, Maryland and Los Angeles, California. Effective January 2026, we closed our maintenance stations and warehouse operations in Chicago (ORD) and Baltimore (BWI) and effective February 2026, we vacated our leased facility in Los Angeles (LAX).

Our principal executive offices and headquarters are located at 1731 Radiant Drive, Dania Beach, Florida 33004, consisting of approximately 190,000 square feet. We own an 8.5-acre parcel of land and have a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we have our new headquarters campus and a 200-unit residential building.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of pending lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe we have defenses available and have informed the IRS that we are challenging the assessment. We believe a loss in this matter is not probable, and we have not recognized a loss contingency.
On February 24, 2026, the Company received a preliminary assessment from the Transportation Security Administration ("TSA") related to the recording, refunding, remitting, and reporting of TSA security fees for the period from October 1, 2020 through November 30, 2023. The preliminary assessment is $23.9 million and relates primarily to expired credit shells for which TSA asserts that security fees should have been remitted. The Company disputes TSA’s interpretation of the applicable regulations and believes the assessment is without merit. The Company currently has a pending case before the U.S. Court of Appeals for the Eleventh Circuit regarding this matter, which is scheduled for oral argument on April 7, 2026. Based on the information available, including the status of the appeal and the Company’s evaluation of the underlying legal position, management does not believe that a loss in this matter is probable. Accordingly, no liability has been recorded as of the date of this filing. The Company will continue to monitor developments and adjust its assessment as new information becomes available.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 19, 2024, our Common Stock began trading on the OTC Pink Market under the symbol “SAVEQ”. Prior to November 19, 2024, our Common Stock was listed and traded on the NYSE under the symbol “SAVE”. Refer to “Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

On September 11, 2025, NYSE American filed a Form 25 for the Company in connection with the delisting of Common Stock from NYSE American. The delisting became effective ten days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, became effective 90 days after the filing of the Form 25. The Common Stock began trading on the OTC Pink Limited Market on September 3, 2025, under the symbol “FLYYQ.” Refer to “Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.
As of February 25, 2026, there were approximately 99 holders of record of our Common Stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2026 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
There were no repurchases of equity securities in 2025, which normally include repurchases made from employees who received restricted stock awards and performance share awards. All employee stock repurchases are made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased generally constitute the portion of vested shares necessary to satisfy tax withholding requirements.

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2025 compared to fiscal year 2024 is included herein. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at December 31, 2025 and results of operations for the Period from March 13, 2025 through December 31, 2025 (the "Successor Period"), the Period from January 1, 2025 through March 12, 2025 (the "Current Predecessor Period"), and the twelve months ended December 31, 2024. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2023 items and fiscal year 2024 compared to fiscal year 2023, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission on March 3, 2025 and is incorporated herein by reference.
Although GAAP requires that we report on our results for the Successor Period from March 13, 2025 through December 31, 2025 and the Current Predecessor Period from January 1, 2025 through March 12, 2025 separately, management views our operating results for the twelve months ended December 31, 2025 by combining the results of the Successor and Current Predecessor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the operating results for the period from January 1, 2025 through March 12, 2025 to any of the previous periods reported in the consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the combined Current Predecessor and Successor Period ended December 31, 2025 with the twelve months ended December 31, 2024 provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes.
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
We exclude loss (gain) on disposal of assets, special charges (credits), furlough, termination and retention-related expenses recorded in the third quarter of 2024 and in the first quarter of 2025 and litigation loss contingency adjustments recorded in the first and third quarters of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Presentation of Results
The accompanying statement of operations summary table presents the combined results of the Successor Period and Current Predecessor Period for the year ended December 31, 2025. Management believes this presentation is useful to facilitate a more meaningful comparison to the year ended December 31, 2024, which reflects a single reporting period, as our results for 2025 are otherwise presented in two separate periods due emergence and the application of fresh-start accounting.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024	Dollar Change	Percent Change (1)
	(in thousands)	(in thousands)
Operating revenues:
Passenger	$2,979,281	$740,610	$3,719,891	$4,811,752	$(1,091,861)	(22.7)%
Other	62,112	14,744	76,856	101,669	(24,813)	(24.4)%
Total operating revenues	3,041,393	755,354	3,796,747	4,913,421	(1,116,674)	(22.7)%
Operating expenses:
Salaries, wages and benefits	1,132,622	308,585	1,441,207	1,689,083	(247,876)	(14.7)%
Aircraft fuel	779,027	219,922	998,949	1,479,203	(480,254)	(32.5)%
Aircraft rent	428,332	120,183	548,515	541,909	6,606	1.2%
Landing fees and other rents	304,483	87,001	391,484	451,008	(59,524)	(13.2)%
Depreciation and amortization	190,244	54,853	245,097	325,273	(80,176)	(24.6)%
Maintenance, materials and repairs	159,599	47,498	207,097	217,738	(10,641)	(4.9)%
Distribution	133,511	39,461	172,972	197,197	(24,225)	(12.3)%
Special charges (credits)	(30,004)	—	(30,004)	36,029	(66,033)	NM
Loss (gain) on disposal of assets	(109,096)	11,655	(97,441)	273,871	(371,312)	NM
Other operating	534,186	153,395	687,581	807,488	(119,907)	(14.8)%
Total operating expenses	3,522,904	1,042,553	4,565,457	6,018,799	(1,453,342)	(24.1)%

Operating income (loss)	(481,511)	(287,199)	(768,710)	(1,105,378)	336,668	(30.5)%

Other (income) expense:
Interest expense	160,847	47,682	208,529	219,094	(10,565)	(4.8)%
Loss (gain) on extinguishment of debt	2,728	(87)	2,641	(14,937)	17,578	NM
Capitalized interest	(1,245)	(956)	(2,201)	(18,087)	15,886	(87.8)%
Interest income	(23,396)	(8,873)	(32,269)	(48,324)	16,055	(33.2)%
Other (income) expense	748	902	1,650	(65,694)	67,344	(102.5)%
Special charges, non-operating	28,991	5,511	34,502	15,493	19,009	NM
Reorganization (gain) expense	2,190,726	(421,464)	1,769,262	96,780	1,672,482	NM
Total other (income) expense	2,359,399	(377,285)	1,982,114	184,325	1,797,789	975.3%

Income (loss) before income taxes	(2,840,910)	90,086	(2,750,824)	(1,289,703)	(1,461,121)	113.3%
Provision (benefit) for income taxes	(8,241)	17,870	9,629	(60,208)	69,837	(116.0)%

Net income (loss)	$(2,832,669)	$72,216	$(2,760,453)	$(1,229,495)	$(1,530,958)	124.5%
(1) "NM" means not meaningful. Indicates that the year-over-year percentage change is not meaningful or greater than 100%.

2025 Year in Review
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

During the second quarter of 2025, we announced updates to our Free Spirit® Loyalty Program and onboard experience. These updates are part of our ongoing initiatives to provide more value and comfort, along with an enhanced Guest experience. Additionally, during the second quarter of 2025, we announced changes in the naming of our travel options: Spirit First (formerly Go Big), Premium Economy (formerly Go Comfy) and Value (formerly Go).

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

Enhancements to our Free Spirit program included the following:

•redemptions of points across all three travel options (Spirit First, Premium Economy and Value)
•complimentary seat upgrades for Free Spirit Status and co-branded Mastercard cardholders
•upgrade benefit expanded to one additional Guest on the reservation
•two free checked bags for Free Spirit Credit Cardholders and a new Free Spirit Debit Card scheduled to launch later this year

These changes are designed to build Guest loyalty, improve brand perception and give travelers more opportunities to experience and enjoy our premium options.

2024 Chapter 11 Proceedings

Emergence from 2024 Bankruptcy
On November 18, 2024, Spirit Airlines commenced a voluntary case under chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court, and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the "Company Parties") also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy Case (the "Prior Bankruptcy", "2024 Bankruptcy" or "2024 Chapter 11 Bankruptcy"). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the "Plan"). On March 12, 2025 (the "Emergence Date" or the "Effective Date"), we emerged from the 2024 Bankruptcy in accordance with the Plan. Since November 18, 2024, and through the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Refer to "Notes to Consolidated Financial Statements—4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy" for additional information.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and we emerged from the 2024 Bankruptcy. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding Senior Secured Notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain creditors in the Prior Bankruptcy. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

•Termination of the Debtor-in-Possession Financing. Spirit's Parties' $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of common stock (the “Common Stock”) and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the Prior Bankruptcy, as further described in "Notes to Consolidated Financial Statements—12. Equity" and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All Old Common Stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to "Notes to Consolidated Financial Statements—12. Equity" for additional information.

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

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to November 18, 2024 through March 12, 2025 and as a direct result of the 2024 Bankruptcy, are recorded within reorganization (gain) expense on our consolidated statements of operations. During the Current Predecessor Period, we recorded $421.5 million of reorganization gain. Refer to "Notes to Consolidated Financial Statements—4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy" for additional information.

Reorganization items incurred or realized on or subsequent to August 29, 2025 through December 31, 2025 as a direct result of the 2025 Bankruptcy, are recorded within reorganization (gain) expense on our consolidated statements of operations. During the Successor Period, we recorded $2,190.7 million of reorganization expense. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

Special Charges, Non-Operating

Expenses incurred prior to November 18, 2024 or after March 12, 2025 in relation to the 2024 Bankruptcy and expenses incurred prior to August 29, 2025 in relation to the 2025 Bankruptcy are recorded within special charges, non-operating on our consolidated statements of operations.

During the twelve months ended December 31, 2025, we recorded charges of $34.5 million ($29.0 million in the Successor Period and $5.5 million in the Current Predecessor Period). Charges incurred during the Successor periods primarily related to post-emergence restructuring-related expenses, including professional fees, other related costs and termination and retention expenses. Charges incurred during the Current Predecessor Period primarily consisted of professional and other fees. Refer to "Notes to Consolidated Financial Statements—6. Special Charges and Credits" for additional information.

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

To determine fair value adjustments as of the Effective Date, we engaged third-party valuation experts to conduct an analysis of the consolidated balance sheets to determine the fair values of each balance. The material adjustments were made to property plant and equipment, leased liabilities and ROU assets, available-for-sale, and debt. Refer to "Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy" for additional information.

2025 Chapter 11 Proceedings

Voluntary Filing under the 2025 Chapter 11 Bankruptcy

On August 29, 2025 (the “Petition Date”), Spirit Aviation Holdings, Inc. (“Spirit”), as well as Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc.) (“Spirit Airlines”), Spirit IP Cayman Ltd. (“Brand IP Issuer”), Spirit Loyalty (together with Brand IP Issuer, the “Co-Issuers”), Spirit Finance Cayman 1 Ltd., Spirit Finance Cayman 2 Ltd. (collectively, the “Debtors”) each a direct or indirect subsidiary of Spirit, each filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Chapter 11 Cases” or "2025 Bankruptcy" or "2025 Chapter 11 Bankruptcy Proceedings"). Each of the Debtors in the Chapter 11 Cases (other than Spirit) had previously filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 18, 2024. The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization which was confirmed pursuant to an order of the Bankruptcy Court on February 20, 2025 and which became effective on March 12, 2025. Refer to "Notes to Consolidated Financial Statements— 4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy", for additional information related to the prior 2024 bankruptcy ("2024 Bankruptcy").

Debtor-In-Possession

We are currently operating as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions we filed that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, we received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases.

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

On September 5, 2025, we filed a motion under Section 1110 of the Bankruptcy Code ("Section 1110") to preserve our right to retain and operate certain aircraft, aircraft engines and other equipment (collectively "Aircraft Equipment") that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. In this motion, we sought an order authorizing us to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 Cases, our insolvency or other financial condition) or to extend the Section 1110(a)(1) deadline and enter into 1110(b) stipulations with the Aircraft Equipment counterparties (the "Aircraft Equipment Counterparties") to, among other things, extend 60-day period set forth in section 1110(a) ("60-day period"). On

October 7, 2025, the Bankruptcy Court entered an order approving the motion. On December 10, 2025, the Bankruptcy Court extended the time period for us to assume or reject unexpired leases to March 30, 2026.

After the 60-day period approval on October 27, 2025, with the majority approved on November 7, 2025, the Debtors have filed with the Bankruptcy Court multiple stipulation orders seeking approval under Section 1110(b) to extend the 60-day period set forth in Section 1110(a) of the Bankruptcy Code with respect to certain equipment and aircraft agreements.

On October 21, 2025, the Bankruptcy Court entered an order granting the Debtors’ First Omnibus Motion to reject certain equipment leases pursuant to Section 365 of the Bankruptcy Code, authorizing the rejection of these leases. On November 20, 2025 and December 23, 2025, the Bankruptcy Court approved the Debtors’ Second Omnibus Motion and the Debtors’ Third Omnibus Motion, respectively, to reject additional equipment lease agreements. Pursuant to these orders, as of December 31, 2025, we had rejected the lease agreements related to 83 aircraft and 3 engines.

In addition, on October 27, 2025, we notified the Aircraft Counterparties of the amounts required to bring certain related agreements current following the 60-day period and began making payments associated with certain executory contracts. In addition, we made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets.

Following the October 27, 2025 60-day period approval, with the majority approved on November 7, 2025, we have filed with the Bankruptcy Court multiple stipulation orders seeking approval under Section 1110(b) to extend the 60-day period set forth in Section 1110(a) of the Bankruptcy Code with respect to certain equipment and aircraft agreements.

On December 5, 2025, the Bankruptcy Court approved a restructuring support agreement with Carlyle Aviation Management Limited, a lessor, to assume five amended leases as of the assumed effective date pursuant to Section 365 of the Bankruptcy Code.

On December 23, 2025, the Bankruptcy Court entered an order authorizing us to enter into a restructuring agreement with the IAE Parties (affiliates of Pratt & Whitney) to settle disputes over certain engines, provide financial support in the form of up to $140.0 million in credits, ensure ongoing maintenance support and access to engines at competitive rates and resolve outstanding invoices through a mix of credits and cash payments. The order also authorized us to enter into short term engine leases for up to 100 PW1100G-JM engines removed from aircraft subject to previously rejected leases. Subsequently, on February 4, 2026, the parties entered into a definitive agreement.

Potential Claims

We have filed with the Bankruptcy Court schedules and statements setting forth, among other things, our assets and liabilities and that of our subsidiaries, subject to the assumptions to be filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against us may file proofs of claim evidencing such claims. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on January 27, 2026 (the “Bar Date”).

These claims will be reconciled to amounts recorded in our accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.

In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the consolidated balance sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of our bankruptcy cases.

NYSE American Listing Status

On November 18, 2024, we received written notice from the NYSE notifying us that, as a result of the 2024 Bankruptcy and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Spirit Airlines' shares of common stock, par value $0.0001 per share (the "Old Common Stock"), would be delisted from the NYSE and that trading of the shares of Old Common Stock on NYSE was immediately suspended. As a result of the suspension and expected delisting, the shares of Old Common Stock commenced trading on the OTC Pink Market under the symbol

"SAVEQ" on November 19, 2024 and continued through the Emergence Date. Upon emergence, all equity securities of Spirit Airlines outstanding prior to the Effective Date, including Old Common Stock, were canceled, released and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto.

Following emergence, and consistent with our contractual obligations, we applied to list our issued shares of Common Stock on the NYSE American stock exchange. Refer to "Notes to Consolidated Financial Statements—12. Equity" for additional information. Trading of our shares of Common Stock began on April 29, 2025, under the symbol "FLYY."

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
Registration Rights Agreement Consent and Waiver

On March 5, 2026, the Company and certain beneficial and record holders (the “Holders”) of the shares of Common Stock and the warrants of the Company entered into a consent and waiver (the “Consent and Waiver”) to that certain Registration Rights Agreement, dated as of March 12, 2025 (the “Registration Rights Agreement”).

Pursuant to the Consent and Waiver, the Holders, agreed to waive any rights under Sections 2.1, 2.2 and 2.3 of the Registration Rights Agreement and consented to the Company filing a post-effective amendment to the registration statement on Form S-1 to terminate the registration of all shares of Common Stock registered under the Securities Act of 1933, as amended, pursuant to such registration statement.

Restructuring Support Agreement

On March 13, 2026, the Debtors entered into a Restructuring Support Agreement (“RSA”) with certain holders representing approximately (i) 74.6% of the aggregate principal amount of the new money term loans issued under the Company’s debtor-in-possession credit agreement, (ii) 71.8% of the roll-up DIP loans issued thereunder, and (iii) 60.0% of the Company’s non-rolled up PIK Toggle Senior Secured Notes due 2030. The RSA contemplates implementation of a restructuring through a proposed plan of reorganization (the “Proposed Plan”). The Debtors filed the Restructuring Support Agreement and the Plan with the Bankruptcy Court on March 13, 2026.

Pursuant to the RSA, the Company will, among other things, (i) use $150.0 million of encumbered cash to prepay a portion of the DIP term loans and related accrued interest, (ii) maintain minimum levels of encumbered cash while receiving lender consent to access certain restricted accounts, and (iii) make a $100.0 million payment to holders of allowed DIP loan superpriority claims on the effective date of the Proposed Plan. The RSA also contemplates that, on the Proposed Plan effective date, the reorganized Company will issue new equity interests primarily to holders of roll-up DIP loans, subject to dilution for a management incentive plan and certain settlement distributions, and approximately 2% of new equity interests to holders of prepetition secured notes, which may be issued in the form of warrants.

In addition, the Proposed Plan contemplates the issuance of new senior secured exit financing, including exit secured loans and either (i) a $275.0 million senior secured revolving credit facility or (ii) a $75.0 million term loan facility and a $200.0 million reinstated revolving credit facility. The RSA also provides that distributable proceeds from specified asset sales will be distributed to holders of certain DIP claims in accordance with the Proposed Plan.

The RSA includes certain milestones for the Chapter 11 proceedings and the Proposed Plan process, and may be terminated under specified circumstances, including failure to satisfy such milestones or if the Company’s board determines that continued performance would be inconsistent with its fiduciary duties. The Proposed Plan remains subject to amendment, and to Bankruptcy Court approval and the satisfaction of various conditions precedent, and therefore there can be no assurance that the transactions contemplated by the RSA or the Proposed Plan will be consummated.

Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, established new financing arrangements and issued new equity securities consisting of new Common Stock and new warrants. However, we have continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, we continue to experience challenges and uncertainties in our business operations.

Since our emergence from the 2024 Chapter 11 Bankruptcy, we have taken certain measures to address these challenges, including the implementation of product enhancements, strategic reductions in certain markets and capacity, consummation of sale-leaseback transactions related to certain of our owned spare engines and other discretionary cost reduction strategies, including the pilot furloughs announced in July and October 2025 and the flight attendant furloughs announced in September 2025. Also, on August 21, 2025, we borrowed the entire available amount of $275.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature on March 12, 2028.

Effective August 15, 2025 and August 20, 2025, we entered into two amendments (the “Amendments”) with our primary credit card processor. On August 15, 2025, we agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within our consolidated balance sheets. On August 20, 2025, we agreed to allow the processor (i) to hold back up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

On August 29, 2025, we and our Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives described in further detail below. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable and maintain profitability, our ability to access sufficient liquidity and our ability to successfully implement a plan of reorganization. As discussed further below, we have entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support its operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Annual Report on Form 10-K. Based on such evaluation, management believes there is substantial doubt about our ability to continue as a going concern. During the Chapter 11 Cases, our ability to continue as a going concern is contingent upon our ability to obtain approval and successfully implement the Proposed Plan, among other factors.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates our ability to successfully implement the Proposed Plan, our continuity of operations, realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
Summary of Results

In the Successor Period and Current Predecessor Period, we generated a pre-tax loss of $2,840.9 million and a pre-tax income of $90.1 million, respectively and recorded a net loss of $2,832.7 million and a net income of $72.2 million, respectively. This resulted in a net loss of $76.51 per share in the Successor Period and earnings of $0.66 per share in the Current Predecessor Period. These results compared to a pre-tax loss of $1,289.7 million and a net loss of $1,229.5 million, $11.23 loss per share, in 2024. The increase in pre-tax loss was primarily driven by higher non-operating expenses, including reorganization expense, other (income) expense and special charges, non-operating expense. These increases in non-operating expenses were partially offset by a decrease in operating expenses, primarily due to a decrease in our flight volume, including aircraft fuel, salaries, wages and benefits expense and other operating expense, as well as a net gain on disposal of assets and a decrease in depreciation and amortization expense. Fuel gallons consumed decreased by 25.8% and fuel price per gallon decreased by 9.0%, period over period. In addition, the increased net loss reflects a decrease in operating revenues due to a 28.3% decrease in our traffic and a 24.7% decrease in our capacity, as compared to 2024.
For the Successor Period and Current Predecessor Period, we had negative operating margins of 15.8% and 38.0%, respectively, on operating revenues of $3,041.4 million and $755.4 million, respectively. TRASM in 2025 was 9.51 cents, an increase of 2.6% compared to the prior year. Total revenue per passenger flight segment increased 6.6%, year over year, from $111.21 to $118.53.
During 2025, our Adjusted CASM ex-fuel was 9.24 cents as compared to 7.97 cents for 2024. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, other operating expense, landing fees and other rents expense. These per-ASM increases were also driven by the semi-fixed nature of many of these costs in conjunction with a 24.7% year-over-year decrease in ASMs. The reduction in capacity was primarily driven by a lower number of aircraft available for service due to GTF engine issues, previously grounded aircraft held for sale, and other strategic initiatives, including reductions in flying on off-peak travel days to better align capacity with market demand.
During 2025, we added six new destinations: Belize City, Belize; Columbia, South Carolina; Chattanooga, Tennessee; Key West, FL; Grand Cayman, Cayman Islands; and Savannah, Georgia; of which as of December 31, 2025, we exited from Columbia, South Carolina and Chattanooga, Tennessee. During 2025, we took delivery of 3 aircraft under sale leaseback transactions and 1 aircraft under a direct operating lease, retired 2 A319ceos, sold 1 A320ceo, and rejected certain of our aircraft lease agreements from our existing fleet as part of the 2025 Bankruptcy, reducing our fleet of Airbus single-aisle aircraft from 213 to 131 aircraft. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. As of December 31, 2025, our 131 Airbus A320-family aircraft fleet was comprised of 62 A320ceos, 19 A320neos, 29 A321ceos and 21 A321neos. As of December 31, 2025, we owned 48 aircraft, of which 21 aircraft were financed through fixed-rate long-term debt and 27 aircraft were financed through enhanced equipment trust certificates ("EETCs"). As of December 31, 2025, we had 83 leased aircraft, of which 70 aircraft were financed under operating leases and 13 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

    Passenger revenues are primarily comprised of fares and related ancillary items such as bags, seats and other travel-related fees. Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and ancillary products sold in advance of travel is included under our current liabilities as “air traffic liability,” or “ATL”, until the related air travel is provided. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel.
Customers may elect to change or cancel their itinerary prior to the date of departure. In 2024, we launched our no change or cancel fee policy for our bundled travel options. Guests are required to pay the difference in fare if the new trip is more expensive or receive a credit if the new trip is less expensive. Any unused amount is placed in a credit shell which generally expires within 12 months or 5 years from the date the credit shell is created. Under U.S. Department of Transportation regulations effective August 2024, credit shells issued in lieu of a refund for airline‑initiated cancellations, schedule changes, or irregular operations (IROP) must remain valid for a minimum of five years from issuance. Credit shells can be used towards the purchase of a new ticket and other service offerings.

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
Salaries, Wages and Benefits. Salaries, wages and benefits expense includes the salaries, hourly wages, incentive payments and equity compensation paid to employees for their services, as well as the related expenses associated with employee benefit plans and employer payroll taxes.
Aircraft Fuel. Aircraft fuel expense includes the cost of jet fuel, related federal taxes, fueling into-plane fees and transportation fees.
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is primarily made up of probable and estimable return condition obligations on leased aircraft. As of December 31, 2025, 70 aircraft (excluding 13 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions) and 16 spare engines are financed under operating leases.

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
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes parts, materials, repairs and fees for repairs performed by third-party vendors and in-house mechanics required to maintain our fleet. It excludes direct labor costs related to our own mechanics, which is included under salaries, wages and benefits. It also excludes the amortization of heavy maintenance expenses, which we defer under the deferral method of accounting and amortize as a component of depreciation and amortization expense.
Distribution. Distribution expense includes all of our direct costs, including the cost of web support, our third-party call center, travel agent commissions and related GDS fees and credit card transaction fees, associated with the sale of our tickets and other products and services.
Loss (gain) on Disposal of Assets. Loss (gain) on disposal of assets includes the net losses or gains on the disposal of our fixed assets, the net losses or gains resulting from our aircraft and engine sale leaseback transactions, the net losses or gains resulting from the sale of our aircraft and engines, impairment charges associated with our former plan to early retire and sell certain of our aircraft, the net losses or gains related to the write-off of obsolete assets and other adjustments, including the reclassification of aircraft previously classified as held for sale.
Special Charges (Credits). Special charges (credits) include a one-time assignment fee remitted to us, resulting from the assignment agreement for airline use and lease agreement at ORD for two gates to the AA Assignee, legal, advisory and other fees related to the former JetBlue Merger Agreement, as well as the former JetBlue Retention Award Program.
Other Operating Expenses. Other operating expenses include airport operations expenses and fees charged by third-party vendors for ground handling services and food and liquor supply service expenses, passenger re-accommodation expense, the cost of passenger liability and aircraft hull insurance, all other insurance policies except for employee related insurance, travel and training expenses for crews and ground personnel, professional fees, Wi-Fi, personal property taxes and all other administrative and operational overhead expenses. No individual item included in this category represented more than 5% of our total operating expenses.
Other (Income) Expense
Interest Expense. Interest expense in the Current Predecessor Period primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the Predecessor Period included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes, which were canceled as of the Emergence Date.
Interest expense in the Successor Period primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information. In addition, as part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument are amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Accordingly, amortization of these fair value adjustments was recognized during the Successor Period. For further details, see “Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy.”
Interest expense in 2024 and 2023 primarily related to interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions, the financing of purchased aircraft, the interest and accretion related to our 8.00% senior secured notes, the interest and discount amortization related to our convertible notes and favorable mark to market adjustments of the derivative liability related to our convertible notes due 2026.

Loss (gain) on Extinguishment of Debt. Loss on extinguishment of debt in the Successor Period was primarily related to the loss recognized due to the extinguishment of our “Series B” equipment notes issued under the 2017-1 pass through certificates. Gain on extinguishment of debt in the Current Predecessor period as well as in 2024 and 2023 was primarily related to the gain recognized due to the early extinguishment of certain of our outstanding fixed-rate term loans and was partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Consolidated Financial Statements —14. Debt and Other Obligations" for more information.
Capitalized Interest. We capitalize the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for Successor period and Current Predecessor period as well as for 2024 and 2023 primarily relates to the interest incurred on long-term debt. In addition, during 2024 and 2023, we capitalized interest related to the outstanding work in progress in connection to the building of our new headquarters.
Interest Income. For 2025, interest income represents interest income earned on cash, cash equivalents, short-term investments and restricted cash. For 2024 and 2023, interest income represents interest income earned on cash, cash equivalents, short-term investments and restricted cash, as well as interest earned on income tax refunds.
Other (Income) Expense. Other (income) expense for the Successor period and Current Predecessor period as well as for 2024 and 2023 includes realized gains and losses related to foreign currency transactions. In addition, other (income) expense for 2024 includes amounts received during the first quarter of 2024 from JetBlue under the terms of the JetBlue merger Termination Agreement.
Special Charges, Non-Operating. Special charges, non-operating for the Successor Period includes legal, advisory and other fees incurred outside of the 2024 Chapter 11 Cases (after the 2024 Emergence Date), as well as legal, advisory and other fees incurred outside of the 2025 Chapter 11 Cases (prior to the 2025 Petition Date). Furthermore, the Successor Period also includes amounts related to the pilot furloughs. Special charges, non-operating for the Current Predecessor Period includes legal, advisory and other fees incurred outside of the 2024 Chapter 11 Cases. Special charges, non-operating for 2024 includes legal, advisory and other fees incurred outside of the 2024 Chapter 11 Cases (prior to the 2024 Petition Date). We had no special charges, non-operating during 2023.
Reorganization Expense. Reorganization expense for the Successor Period includes charges related to lease terminations and rejections, the write-off of unamortized fair value adjustments as of the Petition Date associated with the Exit Secured Notes and Unsecured Term Loans, and the write-off of unamortized prepaid loan fees as of the Petition Date related to our revolving credit facility, as these obligations were classified as liabilities subject to compromise as of the Petition Date. Reorganization expense for the Successor Period also includes legal, consulting and other professional fees incurred in connection with our 2025 Chapter 11 Bankruptcy filing, as well as the recognition of the DIP backstop fee. These amounts were partially offset by a gain recognized in connection with the AerCap agreement.
Reorganization expense for the Current Predecessor Period includes losses related to the Equity Rights Offering (“ERO”) distribution and backstop issuance, the reclassification of ERO-related expenses and Exit RCF financing costs, legal, advisory and other professional fees incurred in connection with the 2024 Chapter 11 cases, the extinguishment of unvested stock-based compensation awards, and the write-off of prepaid loan fees related to the prior revolving credit facility. Reorganization expense also reflects the recognition of Exit Secured Notes and Exit RCF financing costs, partially offset by gains recognized on Class 4 and Class 5 settlements.
Reorganization expense for 2024 includes legal, advisory and other fees incurred subsequent to Petition Date in relation to the Cases. In addition, reorganization expense included financing costs associated with the DIP term loan, the unamortized discount as of the Petition Date related to our 8.00% senior secured notes and convertible notes due 2025, as well as the unamortized debt issuance costs as of the Petition Date related to our 8.00% senior secured notes, convertible notes due 2025 and convertible notes due 2026. We had no reorganization expense in 2023.
Income Taxes
We account for income taxes using the asset and liability method. We record a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. In evaluating the ability to utilize our deferred tax assets, we consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by-jurisdiction basis.
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

Ability to Maintain Low Unit Costs. Our low-cost strategy includes, among other items, the use of a single aircraft type, the Airbus A320 family, and operating efficiently. Our use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, safety management and training activities. Our cost structure has historically been among the lowest in the U.S. airline industry and we expect they will remain among the lowest in the U.S. airline industry. However, we do expect our unit costs to increase at a greater rate than many of our peers over the near term, or, until we resume a measured and consistent growth rate. In addition to broader industry inflationary pressures, we expect our unit costs will increase as we reduce our capacity due to having fewer units available to absorb fixed costs. Additionally, as we reduce our unionized labor force through various furlough programs, our average seniority will increase, resulting in higher average labor rates. Furthermore, due to lower consumer demand during off-peak periods, we reduced overall aircraft utilization rates, further pressuring unit costs. We remain focused on improving operational efficiency, increasing productivity and rightsizing our infrastructure as we reduce capacity and work towards optimizing our route structure to better compete in the current operating environment.

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

On June 4, 2025, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. However, these credits did not fully offset the related costs and operational disruptions. As a result, the engine issues could continue to negatively impact our operating results. For additional information on the credits related to AOG days, refer to "Notes to Consolidated Financial Statements—18. Commitments, Contingencies and Other Contractual Arrangements."

In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process and we did not receive any additional credits under this agreement related to these aircraft.

In addition, in connection with the Chapter 11 Cases, we entered into a restructuring term sheet with IAE, dated December 3, 2025, and subsequently entered into a definitive agreement on February 4, 2026. For additional information refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings."

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

Other U.S. carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near our prices, but without most product features available only to those passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost legacy carriers, but these base fares have allowed network carriers to continue offering prices competitive to those of low-cost carriers on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Moreover, the massive scale and network reach of legacy network carriers provides an inherent advantage for their loyalty reward programs, which represent a material portion of revenues in profitability of those carriers.

Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. Our business is subject to significant seasonal fluctuations particularly around summertime and peak holiday periods.

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

We have six union-represented employee groups comprising approximately 81% of our employees at December 31, 2025. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, our passenger service agents are represented by the Transport Workers Union, or TWU and our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

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

As a result of the 2025 Chapter 11 Bankruptcy Proceedings, we engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, we reached agreements in principle with each of the two unions. These agreements were ratified by union members in December 2025, approved by the Bankruptcy court on December 29, 2025, and are amendable in January 2028. Under the pilot agreement, hourly pay will be reduced by 8% effective January 1, 2026, and employer 401(k) contributions will be reduced from 16% to 8% for 2026 and 2027. The flight attendant agreement includes a reduction in incentive overtime pay and the elimination of ground holding pay in certain circumstances.
Our dispatchers are represented by the PAFCA. In May 2023, PAFCA provided notice that it intended to amend its Collective Bargaining Agreement with our dispatchers. In July 2024, we reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024 and becomes amendable in August 2026. The ratified agreement includes increased pay rates.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. On October 16, 2021, we reached a tentative agreement with the IAMAW with the assistance of the NMB. Our ramp service agents ratified the five-year agreement in November 2021, which becomes amendable in November 2026.
Our passenger service agents are represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU. Our passenger service agents ratified the five-year agreement on February 21, 2022, which becomes amendable in February 2027.
In August 2022, our aircraft maintenance technicians (“AMTs”) voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October
2023, AMFA filed for mediation with the NMB. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of December 31, 2025, we had approximately 455 AMTs.

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

Fresh Start Accounting- Valuation of Aircraft and Engines. As described in “Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy”, we emerged from the 2024 Bankruptcy on March 12, 2025. At the Emergence Date, we qualified for and applied fresh start accounting in accordance with ASC 852, Reorganizations, which required us to remeasure our assets and liabilities at fair value in accordance with ASC 805, Business Combinations and ASC 820, Fair Value Measurements. With the application of fresh start accounting to the Successor Period, we allocated our reorganization value to our individual assets and liabilities based on their estimated fair value.

All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments and the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. For information about the use of estimates relating to fresh start accounting, refer to “Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy.”

The valuation of our aircraft and engines required the use of significant judgment and assumptions. The aircraft and engines were valued as of the Emergence Date, using a market approach. Multiple third-party valuation resources (including appraisals of specific aircraft/engines) were consulted and relied upon for estimates of recent half-life and maintenance adjusted ranges for all of the aircraft and engines. Our application of fresh start accounting was complex due to the estimation uncertainty in determining the fair value of aircraft and engines. The estimation uncertainty was primarily due to selecting an appropriate valuation methodology and evaluating the range of market data available for identical or similar assets, including maintenance adjusted values for aircraft and engines.

Results of Operations
During the Successor Period, we generated operating revenues of $3,041.4 million and recorded an operating loss of $481.5 million, resulting in a negative operating margin of 15.8%. We also reported a net loss of $2,832.7 million for the period. During the Current Predecessor Period, we generated operating revenues of $755.4 million and recorded an operating loss of $287.2 million, resulting in a negative operating margin of 38.0%. Net income for the Current Predecessor Period totaled $72.2 million. In 2024, we generated operating revenues of $4,913.4 million and had an operating loss of $1,105.4 million, resulting in a negative operating margin of 22.5% and a net loss of $1,229.5 million. The decrease in operating revenues, year over year, is primarily due to a decrease in capacity of 24.7% and a 4.0 pts decrease in load factor, partially offset by an increase in average yield of 7.7%, year over year. Operating expenses decreased compared to the prior year period, primarily due to lower aircraft fuel expense driven by a 25.8% reduction in fuel gallons consumed and a 9.0% decrease in fuel price per gallon, a net gain on the disposal of assets in the current period compared to a net loss on the disposal of assets in the prior year period, and a decrease in expense related to a decrease in flight volume, including salaries, wages and benefits and other operating expenses.
In 2025, during the combined Successor Period and Current Predecessor period, ASMs decreased by 24.7% compared to the prior year period. The reduction in capacity was primarily driven by a lower number of aircraft available for service due to GTF engine issues, previously grounded aircraft held for sale, and other strategic initiatives, including reductions in flying on off-peak travel days to better align capacity with market demand.

As of December 31, 2025, our cash and cash equivalents was $273.0 million, a decrease of $629.1 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities as well as capital from debt and equity financings, offset by cash used to fund our required holdback with our primary credit card processor and capital expenditures and principal payments related to our long-term debt.

Comparative Operating Statistics

The following tables set forth our operating statistics for the twelve month periods ended December 31, 2025 and 2024:

	Twelve Months Ended December 31,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	199.7	209.9	(4.9)%
Aircraft at end of period (B)	131	213	(38.5)%
Average daily aircraft utilization (hours)	7.7	9.9	(22.2)%
Departures	217,213	288,180	(24.6)%
Passenger flight segments (PFSs) (thousands)	32,031	44,180	(27.5)%
Revenue passenger miles (RPMs) (thousands)	31,320,174	43,671,009	(28.3)%
Available seat miles (ASMs) (thousands)	39,939,953	53,017,948	(24.7)%
Load factor (%)	78.4%	82.4%	(4.0) pts
Total revenue per passenger flight segment ($)	118.53	111.21	6.6%
Average yield (cents)	12.12	11.25	7.7%
TRASM (cents)	9.51	9.27	2.6%
CASM (cents)	11.43	11.35	0.7%
Adjusted CASM (cents)	11.74	10.76	9.1%
Adjusted CASM ex-fuel (cents)	9.24	7.97	15.9%
Fuel gallons consumed (thousands)	409,418	551,819	(25.8)%
Average fuel cost per gallon ($)	2.44	2.68	(9.0)%

    (A) See "Glossary of Airline Terms" elsewhere in this annual report for definitions used in this table.
(B) Excludes 83 rejected aircraft recorded as liabilities subject to compromise on our consolidated balance sheets as of December 31, 2025. Refer to “Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

Operating Revenues

	Year Ended 2025	% change 2025 versus 2024	Year Ended 2024
Operating revenues:
Passenger (thousands)	3,719,891	(22.7)%	4,811,752
Other (thousands)	76,856	(24.4)%	101,669
Total operating revenue (thousands)	$3,796,747	(22.7)%	$4,913,421

Total operating revenue per ASM (TRASM) (cents)	9.51	2.6%	9.27
Total revenue per passenger flight segment	$118.53	6.6%	$111.21
Operating revenues decreased by $1,116.7 million, or 22.7%, to $3,796.7 million in 2025 compared to 2024, primarily due to a decrease in capacity of 24.7% and a 4.0 pts decrease in load factor, partially offset by an increase in average yield of 7.7%, year over year.

TRASM for 2025 was 9.51 cents, an increase of 2.6% compared to 2024. This increase was a result of a 7.7% increase in average yield, year over year.
Total revenue per passenger flight segment increased 6.6% from $111.21 in 2024 to $118.53 in 2025.

Operating Expenses
The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2025	Change 2025 versus 2024		Year Ended 2024
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Salaries, wages and benefits	$3.61	$0.42	13.2%	$3.19
Aircraft fuel	2.50	(0.29)	(10.4)	2.79
Aircraft rent	1.37	0.35	34.3	1.02
Landing fees and other rentals	0.98	0.13	15.3	0.85
Depreciation and amortization	0.61	—	—	0.61
Maintenance, materials and repairs	0.52	0.11	26.8	0.41
Distribution	0.43	0.06	16.2	0.37
Special charges (credits)	(0.08)	(0.15)	NM	0.07
Loss (gain) on disposal of assets	(0.24)	(0.76)	NM	0.52
Other operating expenses	1.72	0.20	13.2	1.52
Total operating expense
CASM	11.43	0.08	0.7	11.35
Adjusted CASM (1)	11.74	0.98	9.1	10.76
Adjusted CASM ex fuel (2)	9.24	1.27	15.9	7.97
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.43		11.35
Less:
Special charges (credits)	$(30.0)	(0.08)	$36.0	0.07
Loss (gain) on disposal of assets	(97.4)	(0.24)	273.9	0.52
Litigation loss contingency	—	—	(1.7)	—
Furlough, termination and retention-related expenses	2.9	0.01	4.9	0.01
Adjusted CASM (cents)		11.74		10.76
(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses recorded in the third quarter of 2024 and in the first quarter of 2025 and litigation loss contingency adjustments recorded in the first and third quarters of 2024.

Operating expenses decreased by $1,453.3 million, or 24.1%, in 2025 as compared to the prior year period primarily driven by lower aircraft fuel expense. Fuel gallons consumed decreased by 25.8% and the fuel price per gallon decreased by 9.0%, resulting in a $480.3 million decrease in aircraft fuel expense. In addition, the year-over-year decrease in operating expenses is due to a net gain on the disposal of assets in the current period compared to a net loss in the prior year period, as well as due to a decrease in salaries, wages and benefits expense, other operating expense and depreciation and amortization expenses, year over year.

Our Adjusted CASM ex-fuel for the twelve months ended December 31, 2025 was 9.24 cents, as compared to 7.97 cents for the twelve months ended December 31, 2024. The increase on a per-ASM basis was primarily due to increase in salaries, wages and benefits expense, aircraft rent expense, other operating expense and landing fees and other rents expense. These per-

ASM increases were mostly driven by the semi-fixed nature of many of these costs in conjunction with a 24.7% year-over-year decrease in capacity. The reduction in capacity during 2025 was primarily driven by fewer aircraft available for scheduling due to GTF engine issues, as well as the strategic realignment of our network and the restructuring of our fleet during the 2025 Chapter 11 Proceedings.
Aircraft fuel expenses includes into-plane expense, defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier.
Aircraft fuel expense decreased by 32.5% from $1,479.2 million in 2024 to $998.9 million in 2025. This decrease was due to a 25.8% decrease in fuel gallons consumed and a 9.0% decrease in fuel price per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	409,418	551,819	(25.8)%
Into-plane fuel cost per gallon	$2.44	$2.68	(9.0)%
Aircraft fuel expense (per consolidated statements of operations)	$998,949	$1,479,203	(32.5)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Salaries, wages and benefits expense in 2025 decreased by $247.9 million, or 14.7%, compared to 2024. On a dollar basis, salaries, wages and benefits expense decreased due to lower salaries expense, 401(k) expense, hourly full-time expense and vacation expense. These decreases were largely driven by a 17.4% reduction in our pilot and flight attendant workforce, which resulted from headcount rationalization and other restructuring actions implemented during the 2025 Chapter 11 Bankruptcy Proceedings. In addition, the decrease reflects ongoing cost-management initiatives and alignment of labor resources with reduced operational activity during the period.
Aircraft rent expense in 2025 increased by $6.6 million, or 1.2%, compared to 2024. The increase on a dollar basis was primarily driven by a higher number of aircraft financed under operating leases throughout majority of the current year period, including four new operating leases entered into since 2024 related to newly delivered aircraft. In addition, the delivery of 12 aircraft during the third and fourth quarters of 2024 resulted in a full year of rent expense in 2025, compared to a partial-year impact in the prior year. Aircraft rent expense also increased due to higher supplemental rent, including the write-off of lease return costs associated with one engine purchased off lease in the prior year, and increased spare engine rent expense resulting from 14 sale leaseback transactions executed during the third quarter of 2025. These increases in aircraft rent expense were partially offset by the rejection of certain aircraft and engine lease agreements in connection with the 2025 Chapter 11 Cases, which resulted in lower rent expense during the fourth quarter of 2025. For additional information, refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings." In addition, aircraft rent expense in 2025 was partially offset by higher supplemental rent recorded in the prior year period, primarily driven by the accrual of lease return costs associated with the return of two aircraft. On a per-ASM basis, the increase in aircraft rent expense was driven by a decrease in average daily aircraft utilization.
In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our leases right-of-use assets and related operating lease liabilities to their fair value using an estimated incremental borrowing rate at the Fresh Start Reporting Date, as well as adjustments to the related right-of-use assets for off-market terms as of the Emergence Date, resulting in a net decrease in straight-line rent expense during the Successor Period. For additional information, refer to "Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy."

Landing fees and other rents for 2025 decreased by $59.5 million, or 13.2%, compared to 2024. On a dollar basis, landing fees and other rents expense primarily decreased as a result of a decrease in landing fees expense, facility rent expense, overfly fees expense and gate charges expense, period over period, driven by a 24.6% decrease in departures period over period. On a per-ASM basis, however, landing fees and other rents increased, primarily due to a 24.7% decrease in ASMs, which resulted in these costs being allocated over a smaller capacity base.
Depreciation and amortization decreased by $80.2 million, or 24.6%, compared to the prior year. On a dollar basis, depreciation expense decreased, period over period, primarily due to the change in the composition of owned aircraft. During the fourth quarter of 2024 we reclassified 23 aircraft to assets held for sale within our consolidated balance sheets, which were no longer being depreciated. Subsequently, in September 2025, 20 of the remaining aircraft were reclassified to property and equipment on our consolidated balance sheets, resulting in less depreciation expense during the current year period while they were in assets held for sale. In addition, in connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy." On a per-ASM basis, depreciation and amortization remained consistent, as compared to the prior year period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs decreased to $77.5 million for the twelve months ended December 31, 2025 from $113.5 million for the twelve months ended December 31, 2024. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. In addition, as part of fresh start accounting, we recorded a fair value adjustment that decreased the book values of our deferred heavy maintenance, which resulted in lower amortization expense in the twelve months ended December 31, 2025. Amortization was further reduced by aircraft on ground ("AOG") credits, which were recognized as a reduction to the cost basis of deferred heavy maintenance. However, as our fleet continues to age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $314.8 million and $342.0 million for the twelve months ended December 31, 2025 and 2024, respectively.
Maintenance, materials and repairs expense decreased by $10.6 million, or 4.9%, in 2025, as compared to 2024. The decrease in maintenance costs on a dollar basis was mainly due to timing of maintenance events in the period as well as an increase in AOG credits, which were recognized in the period as a reduction to the cost basis of maintenance, materials and repairs. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to the mix of maintenance events resulting in higher cost events in the current year period as compared to the prior year period, as well as the timing of maintenance events during the period. Refer to "Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information regarding the AOG credits.
Distribution expense decreased by $24.2 million, or 12.3%, in 2025, compared to 2024. The decrease on a dollar basis was primarily attributable to lower credit card fees, driven by reduced sales volume, which directly impacts variable distribution costs. The decrease on a dollar basis partially offset by higher advertising expense in the current year period, related to our new travel options and transformed Guest experience. On a per-ASM basis, distribution expense increased primarily due to the higher advertising spend during the current year period.
Special charges (credits) for the year ended 2025 consisted of a credit of $30.0 million, related to a one-time assignment fee, resulting from the assignment agreement for airline use and lease agreement at ORD for two gates to the AA Assignee. Special charges (credits) for the year ended 2024 consisted of $28.1 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the former Merger Agreement with JetBlue. For additional information, refer to "Notes to Consolidated Financial Statements— 6. Special Charges and Credits."
Loss (gain) on disposal of assets for the twelve months ended December 31, 2025 primarily consisted of a $117.7 million gain from 14 sale leaseback transactions entered into during the third quarter of 2025, related to previously owned engines, a net gain of $8.2 million related to the three aircraft sale leaseback transactions during the current year period and a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024. In addition, these net gains included a $3.2 million gain related to the reclassification of aircraft previously classified as held for sale, which were reclassified to held and used during the latter part of the third quarter of 2025. Refer to "Notes to Consolidated Financial Statements— 19. Fair Value Measurements, for additional information regarding this reclassification. These gains were partially offset by a $27.2 million adjustment to previously recorded impairment charges in the fourth quarter of 2024 reflecting a change in estimates of costs to sell associated with our previous aircraft sale and purchase agreement with GAT. In addition, we recognized a $2.0 million loss related to the sale of one aircraft to GAT in July 2025 and a $3.3 million net loss, related to the write-off of obsolete assets and other adjustments. Loss (gain) on disposal of assets totaled $273.9 million for the year ended 2024. This loss on disposal of assets primarily consisted of a $282.5 million in impairment charges associated with our former plan to early retire and sell 23 A320ceo and A321ceo aircraft, an $11.9 million loss related to the sale of 17 A319 airframes and 38 A319 engines, a $2.5 million loss related to the write-off of obsolete assets and other adjustment, a $1.7 million loss related to the two aircraft sale leaseback transactions (on existing aircraft) and a $0.4 million loss recorded as a result of the sale of two aircraft to GAT. These losses were partially offset by a net gain of $25.1 million related to eight aircraft sale leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2024.
Other operating expenses in 2025 decreased by $119.9 million, or 14.8%, compared to 2024. The decrease in other operating expenses on a dollar basis was primarily related to a decrease in ground handling expense and travel and lodging expense, primarily due to a 24.6% decrease in departures. In addition, the decrease in other operating expenses was due to lower passenger reaccommodation expense, as compared to the prior year period. On a per-ASM basis, operating expenses increased primarily due to higher ground handling rates compared to the prior year period, as well as increases in passenger food costs and property taxes expense. Furthermore, operating expenses increased on a per-ASM basis due to semi-fixed nature of certain costs, such as software maintenance expense, combined with a 24.7% decrease in ASMs.

Other (Income) Expense

Other (income) expense, net increased from $184.3 million in 2024 to $1,982.1 million in 2025. The increase was primarily driven by higher reorganization charges recorded during the current year, including amounts related to lease terminations and rejections, the write-off of fair value adjustments associated with liabilities subject to compromise, and legal, consulting and other professional fees incurred in connection with the 2025 Chapter 11 Bankruptcy Proceedings. These amounts were partially offset by a gain recognized under the AerCap agreement. Refer to "Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

The year-over-year increase was also driven by cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement, which resulted in a gain recognized in the prior year period. In addition, the increase was driven to higher special charges, non-operating, primarily related to post-emergence restructuring expenses related to the 2024 Bankruptcy, including professional fees and other related costs, as well amounts related to the pilot furloughs. In addition, these charges include legal, advisory and other fees related to our voluntary bankruptcy filing in 2025, prior to the petition date of August 29, 2025. Refer to "Notes to Consolidated Financial Statements— 3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information on our 2025 Bankruptcy Proceedings.

The increase was further driven by a loss on extinguishment of debt being recognized during the current year related to the extinguishment of our Series B equipment notes issued under the 2017-1 pass-through certificates, compared to a gain on extinguishment recognized in the prior year period, primarily related to the early extinguishment of certain fixed-rate term loans. Additionally, other expense increased due to lower interest income, reflecting a reduction in average cash balances during 2025 and lower interest rates compared to the prior year period.

The increase in other expense was partially offset by a decrease in interest expense. As of December 31, 2025, certain of our debt instruments are recorded within liabilities subject to compromise on our consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expense for the Successor Period would have been $3.4 million for the unsecured term loans and $82.6 million for the Exit Secured Notes. Our fixed-rate loans are comprised of bank debt and 13 aircraft recorded as failed sale leaseback transactions, of which only the 13 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

Income Taxes

In 2025, our effective tax rate was 0.3% in the Successor Period and 19.8% in the Current Predecessor Period compared to 4.7% in 2024. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

The decrease in the tax rate, as compared to the prior year period, was primarily driven by a change in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

On July 4, 2025, subsequent to the end of the second quarter of 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The legislation did not have a material impact on our income tax expense for 2025.

Liquidity and Capital Resources
Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, established new financing arrangements, and issued new equity securities consisting of new Common Stock and new warrants. However, we have continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, we continue to experience challenges and uncertainties in our business operations.

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

Effective August 15, 2025 and August 20, 2025, we entered into two amendments (the “Amendments”) with our primary credit card processor. On August 15, 2025, we agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within our consolidated balance sheets. On August 20, 2025, we agreed to allow the processor (i) to hold back up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

On August 29, 2025, we and our Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives described in further detail below. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable and maintain profitability, our ability to access sufficient liquidity and our ability to successfully implement a plan of reorganization. As discussed further below, we have entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Annual Report on Form 10-K. Based on such evaluation, management believes there is substantial doubt about our ability to continue as a going concern. During the Chapter 11 Cases, our ability to continue as a going concern is contingent upon our ability to obtain approval and successfully implement the Proposed Plan, among other factors.

For a discussion of our ongoing bankruptcy proceedings and our debtor-in-possession financing arrangements, see “Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings” for additional information.

2024 Bankruptcy

As a result of the 2024 Bankruptcy, we canceled $1.6 billion of our liabilities subject to compromise and terminated the applicable agreements governing such obligations. On the Emergence Date, we fully repaid and terminated the $300.0 million DIP Facility and paid the then-outstanding Revolving Credit Facility of $300.0 million in full. Concurrently, we entered into the Exit RCF in the aggregated amount of $275.0 million and issued $840.0 million of Exit Secured Notes. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

Additionally, in connection with our $350.0 million Equity Rights Offering, we issued 16,067,305 shares of Common Stock and 24,255,256 Warrants, as further described in the "Notes to Consolidated Financial Statements—12. Equity".

2025 Bankruptcy

Liabilities Subject to Compromise

As of December 31, 2025, we had $1.8 billion recorded within liabilities subject to compromise on our consolidated balance sheets related to our debt obligations. Refer to "Notes to Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

AerCap Transactions

On October 10, 2025, the Bankruptcy Court approved a global restructuring term sheet between us and AerCap, a key aircraft lessor. The agreement provides for a comprehensive restructuring of aircraft lease and purchase arrangements, subject to definitive documentation and certain conditions, including execution of amendments with Airbus. Key terms include:

•certain arrangements in respect of specific aircraft and engines, including the assumption of 10 existing lease agreements, the rejection of 27 existing lease agreements and the rejection of the existing agreement to lease 36 aircraft to be delivered in future years;

•the agreement to enter into 30 new aircraft lease agreements with deliveries in future periods;

•the settlement of certain claims against and by AerCap with respect to undelivered leases, rejected leases and assumed leases;

•the amendment of our purchase agreement with Airbus to remove 52 aircraft and purchase options for up to 10 aircraft. As a result, we received $11.4 million in refunds of previously paid pre-delivery payments (“PDPs”) from Airbus. In addition, we wrote off $10.3 million of certain amounts previously paid in connection with these aircraft, as well as $54.8 million of previously deferred Airbus credits. These amounts were recorded within reorganization expense (gain) in our consolidated statements of operations; and

•a $150.0 million liquidity payment by AerCap, which we received on October 27, 2025, and recorded within reorganization (gain) expense in our consolidated statements of operations. Furthermore, the related cash inflow is included within operating activities in our consolidated statements of cash flows.

2025 Debtor-in-Possession Credit Agreement and Facility

On October 31, 2025, the Bankruptcy Court approved a final order which authorized the Debtors to obtain post-petition financing with a multi-draw senior secured non-amortizing super-priority priming debtor-in-possession facility (the “DIP Facility”) fronted initially by Barclays Bank PLC and anchored by the holders of the senior secured notes. Spirit Airlines is Borrower, Spirit and its affiliated Debtors are guarantors and Wilmington Trust, National Association is administrative agent. The DIP Facility’s aggregate principal amount of up to $1.2 billion compromising:

•New money loans (the "New Money DIP Loans") in an aggregate principal of up to $475.0 million. On October 14, 2025, we drew $200.0 million, followed by additional draws on November 7, 2025 for $50.0 million and on December 15, 2025 for $100.0 million. The remaining availability will be available to be drawn in one separate draw. Each draw is subject to its own specific conditions.

•Roll-up of pre-petition secured notes that are validly tendered into the facility, subject to a maximum amount equal to the lesser of (i) the aggregate principal amount of such notes, together with accrued and unpaid interest through the Petition Date (and post-petition interest to the extent permitted under Section 506(b) of the Bankruptcy Code), and $750.0 million (the "Roll-Up DIP Loans").

Borrowings under the DIP Facility new money draws bear interest at a rate of secured overnight financing rate plus 8.0% paid-in-kind interest rate and 2% default rate on overdue amounts. In addition to paying interest on the new money draws, we are required to pay an original interest discount of 3% on the funded amount. The roll-up portion of the DIP Facility only accrues interest if the senior secured notes are determined over-secured under Section 506(b). This portion would bear the same rate as the new money loans. No interest is expected to be accrued for this portion as it is not deemed to be over-secured.

The borrowings under the DIP Facility will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) July 14, 2026 (the “Scheduled Maturity Date”), (b) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which for purposes hereof shall be no later than the “effective date” hereof) of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (c) the acceleration of the obligations and the termination of the unfunded term loan commitments (if any) hereunder in accordance with the terms hereof, (d) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code and (e) dismissal of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases to one or more cases under chapter 7 of the Bankruptcy Code or appointment of a trustee in any of the Chapter 11 Cases; provided that if any such day is not a Business Day, the Maturity Date shall be the Business Day immediately succeeding such day.

We may voluntarily repay, without premium or penalty, outstanding amounts under the DIP Facility, in whole, or in part, prior to the Scheduled Maturity Date. Mandatory prepayments are only required if asset sales, casualty events or extraordinary receipts occur.

The initial draw of $200.0 million was for general liquidity uses and the later draws were contingent and largely earmarked for aircraft-debt mechanics and transaction execution. The second draw also required post-draw minimum liquidity of $160.0 million.

In connection with the Chapter 11 Cases, on October 31, 2025, the Bankruptcy Court entered a final order (as amended, supplemented or otherwise modified from time to time, the “Final DIP Order”) approving Spirit Airlines, LLC, as borrower (the “DIP Borrower”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entering into that certain Superpriority Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), dated October 14, 2025, with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”).

Amendment to 2025 DIP Credit Agreement

On December 15, 2025, Spirit, the Required DIP Lenders (as defined in the DIP Credit Agreement) and the Agent entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”). The DIP Credit Agreement Amendment amended the DIP Credit Agreement to, among other things, (i) remove certain conditions to borrowing the $100.0 million of new money term loans which were available to be drawn on December 13, 2025 (the “Third Draw New Money Term Loans”); (ii) require that the DIP Borrower and the guarantors maintain $50.0 million of the proceeds from the Third Draw New Money Term Loans in certain encumbered accounts at all times prior to the date on which the DIP Borrower (x) delivers to the DIP Lenders at least one indication of interest with respect to a strategic transaction that is acceptable to the Required DIP Lenders in their sole discretion, (y) agrees upon the principal terms of an Acceptable Plan of Reorganization (as defined in the DIP Credit Agreement) or (z) delivers to the DIP Lenders at least one indication of interest with respect to exit financing that is acceptable to the Required DIP Lenders in their sole discretion; and (iii) require the DIP Borrower to deliver to the restricted DIP Lenders and their counsel daily reports showing cash and cash equivalents of the Debtors; (iv) require the DIP Borrower to deliver to the restricted DIP Lenders and their counsel weekly accounts receivable aging reports; and (y) reflects and incorporates modifications to be made to the Final DIP Order, including as described below. On December 15, 2025, the DIP Borrower delivered to the Agent a notice to borrow the full $100.0 million principal amount of the Third Draw New Money Term Loans. The incremental $100.0 million draw comprised of $50.0 million, net of original issuance discount, that was made available for immediate use and access to $50.0 million which was to remain encumbered until satisfaction of conditions tied to further progress on either a standalone plan of reorganization or strategic transaction.

On December 29, 2025, the Bankruptcy Court entered an order amending the Final DIP Order to, among other things, (i) clarify the categories of claims that constitute “Administrative Claim Carve Out Claims” (as defined in the Final DIP Order);

(ii) provide for a cap for certain Administrative Claim Carve Out Claims of $80.0 million; and (iii) incorporate funding mechanics with respect to certain Administrative Claim Carve Out Claims upon receipt of a Carve Out Trigger Notice (as defined in the Final DIP Order).

The DIP Credit Agreement was further amended by the Debtors’ entry into the Restructuring Support Agreement with the Consenting DIP Lenders. Refer to "Notes to Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

Sale of Aircraft

On February 11, 2026, the Debtors filed a motion with Bankruptcy Court seeking approval of bidding procedures in connection with the proposed sale of 20 Airbus A320 and A321 aircraft. The Debtors selected CSDS Asset Management LLC as the stalking horse bidder. The stalking horse bid provides for aggregate cash consideration of $533.5 million, including a $53.4 million deposit, and includes a $16.0 million break-up fee and a $2.5 million expense reimbursement, which together establish the minimum bid for the auction process. The stalking horse bid is subject to higher or otherwise better offers from competing bidders.

A hearing on the bidding procedures motion was held on March 11, 2026. The Court approved the bidding procedures motion at that hearing. The bidding procedures contemplate an April 1, 2026 bid deadline, an April 20, 2026 auction, and an April 23, 2026 sale hearing.

Transaction Liquidity

Assignment of Lease Agreement

On December 15, 2025, the Bankruptcy Court entered an order authorizing and approving under Sections 105, 363, and 365 of the Bankruptcy Code the Debtors to enter into and perform under an assumption and assignment agreement for airline use and lease agreement at Chicago O’Hare International Airport (“ORD”) of two gates to the AA Assignee. The Assignee remitted to Spirit a one-time $30.0 million assignment fee which was recorded in special charges (credits) within our consolidated statement of operations. Furthermore, the related cash inflow is included within operating activities in our consolidated statements of cash flows. The Debtors used the proceeds to prepay a portion of the DIP Facility.

On February 25, 2026, the Debtors entered a motion authorizing and approving under Sections 105, 363, and 365 of the Bankruptcy Code the Debtors to enter into and perform under an assumption and assignment agreement for airline use and lease agreement at Chicago O’Hare International Airport (“ORD”) of two gates to United Airlines, Inc. (the “UAL Assignee”). The UAL Assignee paid a $30.2 million assignment fee. The Debtors are required to use the proceeds to prepay a portion of the DIP Facility. The agreement was approved by the Bankruptcy Court in the hearing held on February 24, 2026.

General Liquidity

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of December 31, 2025, we had $273.0 million of liquidity comprised of unrestricted cash and cash equivalents. On August 21, 2025, we borrowed the entire available amount of $275.0 million under the Revolving Credit Facility due on March 12, 2028. Borrowings under the Exit Revolving Credit Facility are included within liabilities subject to compromise on our consolidated balance sheets. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations" for additional information.

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

Early in the third quarter of 2025, we completed sale leaseback transactions involving 14 previously owned spare engines, generating approximately $250 million in net proceeds. For additional information, refer to "Notes to Consolidated Financial Statements—15. Leases."

In addition, on July 2, 2024, we modified our agreement with our primary credit card processor. Based on the terms of the agreement, in July 2024, we had deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. Subsequently, effective August 15, 2025 and August 20, 2025, we entered into the Amendments, which further modified the terms of this agreement. The first amendment required an additional $50.0 million transfer to the restricted account, resulting in a total restricted cash balance of $100.0 million, included in restricted cash within our consolidated balance sheets as of December 31, 2025. The second amendment authorized our primary credit card processor to hold back up to $3.0 million per day until its exposure is fully collateralized and to maintain full collateralization as such exposure fluctuates over time. Accordingly, increases in the collateralized holdback balance reduce the amount required in the deposit account on a dollar-for-dollar basis. As of December 31, 2025, the processor had a holdback of $158.1 million, recorded in other long-term assets on our consolidated balance sheets, and there was no amount required in the deposit account.

Furthermore, as of December 31, 2025, we had provided a deposit of $25.0 million with a credit card processor recorded within deposits and other current assets in our consolidated balance sheets. Refer to "Notes to Consolidated Financial Statements—9. Credit Card Processing Arrangements" for additional information regarding our credit card processing arrangements.

Generally, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2025, we took delivery of three aircraft under sale leaseback transactions and one under direct operating lease.

During the twelve months ended December 31, 2025, we made $212.0 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations. In addition, aircraft rent payments were $462.2 million for the twelve months ended December 31, 2025 for aircraft which were financed under operating leases. Aircraft rent payments were $56.3 million for the twelve months ended December 31, 2025 for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the twelve months ended December 31, 2025, we paid $5.6 million in PDPs and $2.1 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the twelve months ended December 31, 2025, we received $51.1 million in PDP refunds related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book, as well as the amendment of our purchase agreement with Airbus to remove 52 aircraft from our order book. As of December 31, 2025, we had $38.8 million of PDPs on flight equipment, including capitalized interest, on our consolidated balance sheets.

Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Cash used by operating activities was $706.6 million in the Successor Period, cash used by operating activities was $223.7 million in the Current Predecessor Period, and cash used by operating activities was $758.1 million in the twelve months ended December 31, 2024. Cash used by operating activities in the Successor Period was primarily driven by the net loss in the period, as well as an increase in deposits and other assets and a decrease in air traffic liability. The cash used in the period was partially offset by reorganization items recognized during the period and higher non-cash expense of depreciation and amortization. Cash used by operating activities in the Current Predecessor Period was primarily related to the non-cash expense of reorganization items, partially offset by the increase in air traffic liability and the net income in the period.

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

Net Cash Flows Provided (Used) By Investing Activities. Cash provided by investing activities in the Successor Period was $384.7 million, cash provided by investing activities in the Current Predecessor Period was $19.0 million, and cash provided by investing activities was $463.6 million in the twelve months ended December 31, 2024. Cash provided by investing activities during the Successor Period was primarily related to proceeds from the sale of property and equipment and proceeds from the maturity and sale of available-for-sale investment securities, partially offset by cash used to purchase property and equipment and available-for-sale investment securities. Cash provided by investing activities during the Current

Predecessor Period was primarily related to refunds of PDPs partially offset by the cash used to purchase property and equipment.

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

Net Cash Flows Provided (Used) By Financing Activities. Cash provided by financing activities was $621.0 million in the Successor Period, cash used by financing activities was $300.6 million in the Current Predecessor period, and cash provided by financing activities was $380.3 million in the twelve months ended December 31, 2024. During the Successor Period, the amount of cash provided was mainly driven by the proceeds of the issuance of long-term debt, partially offset by cash payments on debt obligations and payments to extinguish debt early. During the Current Predecessor Period, the amount of cash used was mainly driven by cash payments on debt obligations, partially offset by the proceeds of the issuance of Common Stock and warrants.
During 2024, financing activities provided $380.3 million. Cash provided was mainly driven by proceeds of the issuance of long-term debt and proceeds from the DIP financing. The cash provided was offset by cash payments on debt obligations and payments to extinguish debt early.

Commitments, Contingencies and Other Contractual Arrangements
2025 Chapter 11 Cases

As further discussed in "Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies", on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay.

Aircraft-Related Commitments and Financing Arrangements

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of December 31, 2025, our purchase commitments for engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $3.4 million for 2026, $60.5 million in 2027, $52.5 million in 2028 and none in 2029 and beyond. These commitments primarily relate to the 10 PW1100G-JM spare engines with deliveries through 2028 from our Engine Purchase Support Agreements.

We previously had agreements in place for 36 A320neos and A321neos to be financed through direct leases with a third-party lessor with deliveries scheduled in 2027 and 2028. However, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, these 36 direct leases were canceled, and we agreed to enter into 30 new post-petition leases, for which definitive agreements had not yet been executed as of December 31, 2025. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. As a result, as of December 31, 2025, we had not executed any new lease agreements and therefore, had no aircraft rent commitments for future aircraft deliveries.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2025, we were committed to purchase 10 PW1100G-JM spare engines, with deliveries through 2028.

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

Separate from that dispute, the United States imposed reciprocal tariffs on imports from many trading partners, including the European Union, in April 2025, which would have withdrawn the June 2021 suspension and reimposed higher tariffs similar to other imports on aircraft and parts from the European Union.

On August 21, 2025, the United States and the European Union agreed on the terms of a new tariff agreement, under which the United States committed, effective September 1, 2025, to apply the higher of either the United States Most Favored Nation (“MFN”) tariff rate or a tariff rate of 15%, comprised of the MFN tariff and a reciprocal tariff, on originating goods of the European Union. Under the MFN treatment, most aircraft and aircraft parts continued to be subject to a 0% tariff.

On February 20, 2026, the United States Supreme Court struck down broader tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). On the same day, the President terminated additional ad valorem duties previously imposed under Executive Order 14257, as amended, and imposed a temporary 10% import surcharge under section 122 of the Trade Act of 1974, effective February 24, 2026 through July 24, 2026. Certain qualifying civil aircraft and aircraft parts are exempt from that surcharge.

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

Interest commitments related to the secured debt financing of 48 aircraft as of December 31, 2025 were $45.9 million for 2026, $36.9 million in 2027, $18.7 million in 2028, $9.6 million in 2029, $3.4 million in 2030 and $0.4 million in 2031 and beyond. These amounts exclude any interest commitments related to debt instruments classified as liabilities subject to compromise on our consolidated balance sheets as of the Petition Date. Refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings", for additional information on the debt instruments classified as liabilities subject to compromise. For principal commitments related to our debt financing, refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations".
We have significant obligations for aircraft and spare engines, as we had 83 leased aircraft, of which 70 aircraft were financed under operating leases and 13 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 16 spare engines financed under operating leases.

Our fixed-rate operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our consolidated balance sheets. Leases with a term of 12 months or less and variable-rate leases are not recorded on our consolidated balance sheets. Please see "Notes to Consolidated Financial Statements—15. Leases" for further discussion on our leases.
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
During the twelve months ended December 31, 2025, we recorded $109.7 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our consolidated balance sheets and $25.6 million in credits on our consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the twelve months ended December 31, 2025, we recognized lower depreciation and amortization expense of $30.4 million ($24.3 million in the Successor Period and $6.1 million in the Current Predecessor Period), related to credits recognized as a reduction of the cost basis of assets purchased from IAE recorded within our consolidated statements of operations.
As of December 31, 2025, Pratt & Whitney issued $135.3 million in credits to us related to the aircraft on ground ("AOG") days through December 31, 2025. Of the total credits recognized as of December 31, 2025, $103.7 million and $6.0 million were recorded in the Successor Period and the Current Predecessor Period, respectively, as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our consolidated balance sheets. In addition, during the Successor Period and the Current Predecessor Period, we recorded $21.0 million and $4.6 million, respectively, in credits on our consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the Successor Period and the Current Predecessor Period, we recognized lower depreciation and amortization expense of $24.3 million and $6.1 million, respectively, related to credits recognized under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within our consolidated statements of operations. For additional information refer to "Notes to Consolidated Financial Statements—18. Commitments, Contingencies and Other Contractual Arrangements."

In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process and we did not receive any additional credits under this agreement related to these aircraft. In addition, in connection with the Chapter 11 Cases, we entered into a restructuring term sheet with IAE, dated December 3, 2025, and subsequently entered into a definitive agreement on February 4, 2026. For additional information refer to "Notes to Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings."
Other Commitments
We are contractually obligated to pay the following minimum guaranteed payments for our reservation system and other miscellaneous subscriptions and services as of December 31, 2025: $42.2 million for 2026, $33.3 million in 2027, $9.2 million in 2028, $4.1 million in 2029, $3.9 million in 2030 and $2.2 million in 2031 and thereafter. Our reservation system contract expires in 2028.
We have contractual obligations and commitments primarily with regard to future purchases of engines, payment of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2025 and the periods in which payments are due (in millions):

	Total	2026	2027 - 2028	2029 - 2030	2031 and beyond
Long-term debt (1)	$1,259	$502	$517	$235	$5
Interest and fee commitments (2)	115	46	56	13	—
Finance and operating lease obligations (5)	3,514	272	489	444	2,309
Flight equipment purchase obligations (3)	116	3	113	—	—
Other (4)	95	42	43	8	2
Total future payments on contractual obligations	$5,099	$865	$1,218	$700	$2,316

(1)Includes principal only associated with our outstanding long-term debt instruments. Excludes the principal related to our debt obligations that have been classified as liabilities subject to compromise on our consolidated balance sheets as of the Petition Date. Refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations.” and “Notes to Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings”, for additional information.
(2)Related to our outstanding long-term debt instruments. Excludes the interest related to our debt obligations classified as liabilities subject to compromise on our consolidated balance sheets as of the Petition Date. Refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations.” and “Notes to Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings”, for additional information.
(3)Includes estimated amounts for contractual price escalations and PDPs on flight equipment as of December 31, 2025.
(4)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Consolidated Financial Statements—18. Commitments, Contingencies and Other Contractual Arrangements”, for additional information.
(5)Certain of our lease obligations are included within liabilities subject to compromise on our consolidated balance sheets and may be settled at an amount lower than the contractually future minimum lease payments; therefore, the operating lease liability balances included within this table will differ from the operating lease liability balances included within our consolidated balance sheets. Refer to “Notes to Consolidated Financial Statements —15. Leases” for additional information.

Off-Balance Sheet Arrangements
As of December 31, 2025, we had a line of credit related to corporate credit cards of $6.1 million, collateralized by $6.0 million in restricted cash, from which we had drawn $0.6 million.
As of December 31, 2025, we had $12.6 million in surety bonds, primarily collateralized by a letter of credit and $36.7 million standby letters of credit collateralized by $38.5 million of restricted cash, representing an off balance-sheet commitment, of which $35.6 million were issued letters of credit.

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
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equal revenue passengers multiplied by miles flown, also referred to as "traffic."
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2025, represented approximately 22% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2025 by $100.0 million.
Fixed-Rate Debt. As of December 31, 2025, we had $900.1 outstanding in fixed-rate debt related to 32 Airbus A320 aircraft and 29 Airbus A321 aircraft, which had a fair value of $915.4 million. These amounts exclude principal associated with debt instruments that are classified as liabilities subject to compromise on our consolidated balance sheets as of December 31, 2025.
Variable-Rate Debt. As of December 31, 2025, we had $358.6 million outstanding in variable-rate debt, which had a fair value of $358.6 million. A hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $593.7 thousand in 2025. As of December 31, 2025, our Exit Revolving Credit Facility was classified as liabilities subject to compromise.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Consolidated Statements of Operations
(In thousands, except per-share data)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023

Operating revenues:
Passenger	$2,979,281	$740,610	$4,811,752	$5,268,161
Other	62,112	14,744	101,669	94,388
Total operating revenues	3,041,393	755,354	4,913,421	5,362,549
Operating expenses:
Salaries, wages and benefits	1,132,622	308,585	1,689,083	1,616,803
Aircraft fuel	779,027	219,922	1,479,203	1,821,165
Aircraft rent	428,332	120,183	541,909	381,239
Landing fees and other rents	304,483	87,001	451,008	408,262
Depreciation and amortization	190,244	54,853	325,273	320,872
Maintenance, materials and repairs	159,599	47,498	217,738	223,339
Distribution	133,511	39,461	197,197	190,891
Special charges (credits)	(30,004)	—	36,029	69,537
Loss (gain) on disposal of assets	(109,096)	11,655	273,871	33,966
Other operating	534,186	153,395	807,488	792,232
Total operating expenses	3,522,904	1,042,553	6,018,799	5,858,306

Operating income (loss)	(481,511)	(287,199)	(1,105,378)	(495,757)

Other (income) expense:
Interest expense	160,847	47,682	219,094	169,191
Loss (gain) on extinguishment of debt	2,728	(87)	(14,937)	(15,411)
Capitalized interest	(1,245)	(956)	(18,087)	(33,360)
Interest income	(23,396)	(8,873)	(48,324)	(61,647)
Other (income) expense	748	902	(65,694)	4,065
Special charges (credits), non-operating	28,991	5,511	15,493	—
Reorganization (gain) expense	2,190,726	(421,464)	96,780	—
Total other (income) expense	2,359,399	(377,285)	184,325	62,838

Income (loss) before income taxes	(2,840,910)	90,086	(1,289,703)	(558,595)
Provision (benefit) for income taxes	(8,241)	17,870	(60,208)	(111,131)

Net income (loss)	$(2,832,669)	$72,216	$(1,229,495)	$(447,464)
Basic earnings (loss) per share	$(76.51)	$0.66	$(11.23)	$(4.10)
Diluted earnings (loss) per share	$(76.51)	$0.66	$(11.23)	$(4.10)

See accompanying Notes to Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Net income (loss)	$(2,832,669)	$72,216	$(1,229,495)	$(447,464)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $—, $—, $(32) and $84	—	(201)	169	287
Interest rate derivative loss reclassified into earnings, net of taxes of $—, $—, $17 and $72	—	34	86	242
Other comprehensive income (loss)	$—	$(167)	$255	$529
Comprehensive income (loss)	$(2,832,669)	$72,049	$(1,229,240)	$(446,935)

See accompanying Notes to Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Consolidated Balance Sheets
(In thousands, except share data)

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$272,959	$902,057
Restricted cash	591,352	168,390
Short-term investment securities	—	118,334
Accounts receivable, net	129,185	178,955
Prepaid expenses and other current assets	249,355	278,366
Assets held for sale	2,973	463,020
Total current assets	1,245,824	2,109,122

Property and equipment:
Flight equipment	1,963,081	2,736,461
Other property and equipment	452,243	783,645
Less accumulated depreciation	(126,085)	(1,027,872)
	2,289,239	2,492,234
Operating lease right-of-use assets	2,003,535	4,583,734
Intangible assets	83,482	550
Pre-delivery deposits on flight equipment	38,839	113,493
Deferred heavy maintenance, net	90,723	241,094
Other long-term assets	241,495	54,951
Total assets	$5,993,137	$9,595,178

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$44,079	$32,385
Air traffic liability	337,694	436,813
Current maturities of long-term debt, net, and finance leases	474,813	436,532
Current maturities of operating leases	—	257,796
Other current liabilities	427,139	605,839
Total current liabilities	1,283,725	1,769,365

Long-term debt and finance leases, less current maturities	718,888	1,761,215
Operating leases, less current maturities	—	4,335,106
Deferred income taxes	59,438	51,927
Deferred gains and other long-term liabilities	39,289	122,595
Liabilities subject to compromise	5,983,485	1,635,104

Shareholders’ equity (deficit):
Common stock: Common stock, $0.0001 par value, 400,000,000 and 240,000,000 shares authorized at December 31, 2025 and 2024, respectively; 28,320,815 and 111,661,332 issued and 28,320,815 and 109,525,063 outstanding as of December 31, 2025 and 2024, respectively	3	11
Additional paid-in-capital	740,978	1,173,692
Treasury stock, at cost: 0 and 2,136,269 as of December 31, 2025 and 2024, respectively	—	(81,285)
Retained earnings (deficit)	(2,832,669)	(1,172,740)
Accumulated other comprehensive income (loss)	—	188
Total shareholders’ equity (deficit)	(2,091,688)	(80,134)
Total liabilities and shareholders’ equity (deficit)	$5,993,137	$9,595,178
See accompanying Notes to Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Consolidated Statements of Cash Flows
(In thousands)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Operating activities:
Net income (loss)	$(2,832,669)	$72,216	$(1,229,495)	$(447,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	—	34	103	314
Share-based compensation	6,611	1,233	7,210	11,963
Allowance for doubtful accounts (recoveries)	(831)	—	822	159
Amortization of debt issuance costs	2,608	1,003	13,100	15,454
Amortization of debt fair value adjustment (fresh start accounting)	23,770	—	—	—
Depreciation and amortization	190,244	54,853	325,273	320,872
Accretion of convertible debt and 8.00% senior secured notes	—	—	3,821	4,210
Amortization of debt discount	2,595	—	10,156	8,145
Deferred income tax expense (benefit)	(9,970)	17,481	(58,215)	(119,239)
Loss (gain) on disposal of assets	(109,096)	11,655	273,871	33,966
Reorganization items	2,272,243	(421,464)	85,554	—
Changes in operating assets and liabilities:
Accounts receivable, net	76,093	(22,726)	26,797	(8,351)
Deposits and other assets	(195,173)	13,597	(76,744)	4,215
Deferred heavy maintenance	(30,071)	(26,736)	(86,412)	(202,926)
Income tax receivable	—	—	(96)	36,261
Accounts payable	105,534	14,240	(40,124)	(34,051)
Air traffic liability	(180,472)	81,855	53,062	(45,867)
Other liabilities	(27,117)	(20,165)	(63,688)	176,440
Other	(898)	(767)	(3,082)	(762)
Net cash provided by (used in) operating activities	(706,599)	(223,691)	(758,087)	(246,661)
Investing activities:
Purchase of available-for-sale investment securities	(27,996)	(25,072)	(161,745)	(127,627)
Proceeds from the maturity and sale of available-for-sale investment securities	148,186	24,750	160,350	125,570
Proceeds from sale of property and equipment	271,261	—	232,564	230,788
Pre-delivery deposit and other payments on flight equipment	(4,234)	(1,411)	(6,471)	(86,245)
Pre-delivery deposit refunds on flight equipment	24,617	26,434	362,765	109,401
Capitalized interest	(813)	(1,331)	(14,475)	(21,860)
Assets under construction for others	9,546	2,875	1,568	(10,972)
Purchase of property and equipment	(35,864)	(7,204)	(110,955)	(255,563)
Net cash provided by (used in) investing activities	384,703	19,041	463,601	(36,508)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Financing activities:
Proceeds from issuance of long-term debt	490,000	—	423,500	457,950
Proceeds from issuance of common stock and warrants	—	350,000	—	—
Proceeds from DIP financing	339,500	—	300,000	—
Payments on debt obligations	(135,988)	(634,506)	(185,446)	(337,475)
Payments for the early extinguishment of debt	(61,040)	—	(140,679)	(323,251)
Payments on finance lease obligations	(183)	(37)	(312)	(496)
Reimbursement for assets under construction for others	(9,569)	(2,573)	(1,568)	10,974
Repurchase of common stock	—	—	(650)	(2,637)
Debt and equity financing costs	(1,738)	(13,456)	(14,523)	(3,027)
Net cash provided by (used in) financing activities	620,982	(300,572)	380,322	(197,962)
Net increase (decrease) in cash, cash equivalents, and restricted cash	299,086	(505,222)	85,836	(481,131)
Cash, cash equivalents, and restricted cash at beginning of period (1)	565,225	1,070,447	984,611	1,465,742
Cash, cash equivalents, and restricted cash at end of period (1)	$864,311	$565,225	$1,070,447	$984,611
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$90,637	$64,790	$176,187	$138,380
Income taxes paid (received), net	$1,829	$152	$3,548	$(32,854)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$377,314	$96,575	$532,499	$400,999
Financing cash flows for finance leases	$18	$5	$33	$30
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$—	$274	$145
Capital expenditures funded by operating lease borrowings	$314,612	$98,385	$1,312,237	$1,076,456

(1) The sum of cash and cash equivalents and restricted cash on the consolidated balance sheets equals cash, cash equivalents and restricted cash in the consolidated statements of cash flows.
See accompanying Notes to Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022 (Predecessor)	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	11,963	—	—	—	11,963
Repurchase of common stock	—	—	(2,637)	—	—	(2,637)
Changes in comprehensive income (loss)	—	—	—	—	529	529
Net income (loss)	—	—	—	(447,464)	—	(447,464)
Balance at December 31, 2023 (Predecessor)	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Share-based compensation	—	7,210	—	—	—	7,210
Repurchase of common stock	—	—	(650)	—	—	(650)
Derivative Liability	—	8,204	—	—	—	8,204
Changes in comprehensive income (loss)	—	—	—	—	255	255
Net income (loss)	—	—	—	(1,229,495)	—	(1,229,495)
Balance at December 31, 2024 (Predecessor)	$11	$1,173,692	$(81,285)	$(1,172,740)	$188	$(80,134)
Share-based compensation	—	1,233	—	—	—	1,233
Changes in comprehensive income (loss)	—	—	—	—	(61)	(61)
Net income (loss)	—	—	—	72,216	—	72,216
Cancellation of Predecessor Equity	(11)	(1,174,925)	81,285	1,100,524	(127)	6,746
Issuance of Warrants	—	441,745	—	—	—	441,745
Issuance of Successor common stock	2	292,623	—	—	—	292,625
Balance at March 12, 2025 (Predecessor)	$2	$734,368	$—	$—	$—	$734,370

Balance at March 13, 2025 (Successor)	$2	$734,368	$—	$—	$—	734,370
Share-based compensation	—	6,611	—	—	—	6,611
Conversion of warrants exercised	1	(1)	—	—	—	—
Net income (loss)	—	—	—	(2,832,669)	—	(2,832,669)
Balance at December 31, 2025 (Successor)	$3	$740,978	$—	$(2,832,669)	$—	$(2,091,688)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Spirit Aviation Holdings, Inc. ("Spirit") and its consolidated subsidiaries (the "Company"). The term "Company" is used to refer to (a) Spirit and its consolidated subsidiaries for periods on or after the Emergence Date (as defined below) and (b) Spirit Airlines, Inc. ("Former Spirit") and its consolidated subsidiaries for periods prior to the Emergence Date. Spirit is headquartered in Dania Beach, Florida, and offers affordable travel to value-conscious customers and serves destinations throughout the United States, Latin America and the Caribbean. Spirit manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served.
The classification of certain prior year amounts has been adjusted on the Company's consolidated financial statements and these Notes to conform to current year classifications.
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

Between the filing for the 2024 Bankruptcy and the Emergence Date, the Company Parties operated as debtors-in-possession under the supervision of the Bankruptcy Court. The effect of the Company’s emergence from bankruptcy has been applied to the financial statements as of close of business on March 12, 2025. As used herein, the following terms refer to the Company and its operations:

"Predecessor"	The Company, before the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2025 – March 12, 2025
"Successor"	The Company, after the Emergence Date
"Successor Period"	The Company's operations, March 13, 2025 - December 31, 2025

In accordance with ASC 852, with the application of fresh start accounting to the Successor Period, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value in conformity with FASB ASC Topic 820 - Fair Value Measurements and FASB ASC Topic 805 - Business Combinations. Accordingly, the Successor Period's consolidated financial statements after March 12, 2025 are not comparable with the Predecessor's consolidated financial statements as of or prior to that date. The Effective Date fair values of certain of the Successor’s assets and liabilities differ from their recorded values as reflected on the historical balance sheet of the Predecessor. Refer to Note 4, Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy and Note 5, Fresh Start Accounting- 2024 Bankruptcy, for additional information.

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

Notes to Consolidated Financial Statements—(Continued)
During the Current Predecessor Period, the Predecessor applied ASC 852 in preparing the unaudited financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the 2024 Bankruptcy were classified as liabilities subject to compromise. These liabilities were reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during the Current Predecessor Period and directly related to the 2024 Bankruptcy, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the consolidated statements of operations in the Current Predecessor Period.

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
2025 Voluntary Petitions for Reorganization under Chapter 11

On August 29, 2025 (the “Petition Date”), Spirit, as well as Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc.) (“Spirit Airlines”), Spirit IP Cayman Ltd. (“Brand IP Issuer”), Spirit Loyalty Cayman Ltd. (“Loyalty IP Issuer” and, together with Brand IP Issuer, the “Co-Issuers”), Spirit Finance Cayman 1 Ltd., Spirit Finance Cayman 2 Ltd. (collectively, the “Debtors”) each a direct or indirect subsidiary of Spirit, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Chapter 11 Cases” or "2025 Bankruptcy" or "2025 Chapter 11 Bankruptcy Proceedings").

The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on the Company's consolidated balance sheets as of December 31, 2025. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information.

Going Concern

On March 12, 2025, the Company emerged from the 2024 Bankruptcy in accordance with the Plan. As part of the reorganization, the Company successfully restructured certain of its debt obligations, established new financing arrangements, and issued new equity securities consisting of new Common Stock and new warrants. However, the Company has continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, the Company continues to experience challenges and uncertainties in its business operations.

Since its emergence from the 2024 Chapter 11 Bankruptcy, the Company has taken certain measures to address these challenges, including the implementation of product enhancements, strategic reductions in certain markets and capacity, consummation of sale-leaseback transactions related to certain of its owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July and October 2025 and the flight attendant furloughs announced in September 2025. Also, on August 21, 2025, the Company borrowed the entire available amount of $275.0 million under the Exit Revolving Credit Facility (as defined below). Borrowings under the Exit Revolving Credit Facility will mature on March 12, 2028.

Effective August 15, 2025 and August 20, 2025, the Company entered into the Amendments (as defined below) with its primary credit card processor. On August 15, 2025, the Company agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within the Company's consolidated balance sheets. On August 20, 2025, the Company agreed to allow the processor (i) to hold back up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then

Notes to Consolidated Financial Statements—(Continued)
current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

On August 29, 2025, the Company and its Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, Spirit has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives described in further detail below. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to obtain approval of and successfully implement a proposed plan of reorganization ("the Proposed Plan"). As discussed further below, Spirit has entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs.

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year from the filing of this Annual Report on Form 10-K. Based on such evaluation, management believes there is substantial doubt about the Company’s ability to continue as a going concern. During the Chapter 11 Cases, the Company’s ability to continue as a going concern is contingent upon the Company’s ability to obtain approval of and successfully implement the Proposed Plan, among other factors.

The Company’s consolidated financial statements have been prepared assuming that it will continue to operate as a going concern, which contemplates the Company’s ability to obtain approval of and successfully implement the Proposed Plan, its continuity of operations, realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.
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
Restricted Cash
The Company's restricted cash is comprised of cash held in accounts subject to restrictions imposed by the Bankruptcy Court or otherwise pledged as collateral against the Company's letters of credit and other agreements. As of December 31, 2025, the Company's restricted cash is to be used to secure standby letters of credit, as collateral for the Exit Secured Notes (as defined below), restricted cash held in an account subject to a control agreement under its credit card processing agreement, restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Exit Secured Notes and pledged cash pursuant to its corporate credit cards, and to fund required escrow accounts due to the 2025 Bankruptcy filing.
Short-term Investment Securities
The Company's short-term investment securities, if any, are normally classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active

Notes to Consolidated Financial Statements—(Continued)
markets when determining the fair value of these securities. For additional information, refer to Note 10, Short-term Investment Securities. These securities are stated at fair value within current assets on the Company's consolidated balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's consolidated statements of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating other (income) expense in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, ("AOCI").
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets, amounts due from the Internal Revenue Service related to federal excise fuel tax refunds and amounts expected to be received related to the CARES Employee Retention credit. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2025 and 2024.
In addition, the provision for doubtful accounts and write-offs for the Successor Period, the Current Predecessor Period, 2024 and 2023 were each immaterial.
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
As of December 31, 2025, the Company had 61 aircraft (including 13 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions), 18 spare engines and 4 flight simulators capitalized within flight equipment with depreciable lives of 25 years.
The Company owns an 8.5-acre parcel of land purchased for $41.0 million and has a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company built its new headquarters campus and a 200-unit residential building. As of December 31, 2025, the 8.5-acre parcel of land and related construction costs were capitalized within other property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets.

Notes to Consolidated Financial Statements—(Continued)
    The following table illustrates the components of depreciation and amortization expense (in thousands):

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Depreciation	$105,158	$27,457	$177,872	$218,106
Amortization of heavy maintenance	56,440	21,074	113,522	79,768
Amortization of capitalized software	28,646	6,322	33,879	22,998
Total depreciation and amortization	$190,244	$54,853	$325,273	$320,872
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, which have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor costs for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of other property and equipment in the accompanying consolidated balance sheets, net of amortization, was $34.8 million and $48.8 million at December 31, 2025 and 2024, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $13.4 million and $1.9 million in the Successor Period and the Current Predecessor Period, respectively and $29.2 million and $35.5 million, during the years 2024 and 2023, respectively.
Deferred Heavy Maintenance, net
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. Deferred heavy maintenance, net was $90.7 million and $241.1 million at December 31, 2025 and 2024, respectively.
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
As part of the 2025 Chapter 11 Cases, aircraft and spare engine leases have been determined to be liabilities subject to compromise. Accordingly, as of December 31, 2025, operating lease liabilities related to lease contracts entered into prior to the Petition Date have been reclassified to liabilities subject to compromise on the Company’s consolidated balance sheets, as appropriate under the 2025 Bankruptcy proceedings. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for more information.
As of December 31, 2025, the Company had rejected the lease agreements related to 83 aircraft and 3 engines. In accordance with ASC 842, the rejection of a lease is accounted for as a lease termination. The Company determined the lease termination date based on the applicable rejection date and the contractual terms of each lease. As a result, the Company derecognized the related right-of-use assets and operating lease liabilities and recorded the resulting loss in reorganization

Notes to Consolidated Financial Statements—(Continued)
expense within its consolidated statement of operations. In addition, upon rejection, the lessors on the rejected leases became unsecured creditors with claims for contractual amounts due under the lease agreements. Accordingly, the Company recorded a liability of $2,189.8 million within liabilities subject to compromise, with a corresponding loss recognized in reorganization expense within its consolidated statement of operations, representing management’s best estimate of the allowed claim amounts related to the rejected lease agreements. The ultimate number and amount of allowed claims may differ significantly and is not determinable at this time.
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
Pre-Delivery Deposits on Flight Equipment
The Company is required to make pre-delivery deposit payments ("PDPs") towards the purchase price of each new aircraft and engine prior to the scheduled delivery date. These deposits are initially classified as pre-delivery deposits on flight equipment on the Company's consolidated balance sheets until the aircraft or engine is delivered, at which time the related PDPs are deducted from the final purchase price of the aircraft or engine and are reclassified to flight equipment on the Company's consolidated balance sheets. The Company may also be entitled to refunds of PDPs resulting from sale leaseback transactions for aircraft previously included in the Company’s order book, as well as any agreements that modify the timing of aircraft deliveries or involve the removal of aircraft from its order book. For additional information on transactions entered into by the Company during the Successor Period and Current Predecessor Period that provided PDP refunds, if any, refer to Note 18, Commitments, Contingencies and Other Contractual Arrangements.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for the Successor Period, the Current Predecessor Period, 2024 and 2023 was primarily related to the interest incurred on long-term debt. In addition, during 2024 and 2023, the Company capitalized interest related to the outstanding work in progress in connection with the building of its new headquarters.
Assets Held for Sale
During the fourth quarter of 2024, the Company concluded that Management’s plan to early retire and sell the 23 aircraft met the required criteria to be classified as held for sale. As a result, the Company recorded the estimated fair value, less cost to sell, of these aircraft within assets held for sale on its consolidated balance sheets.
During the third quarter of the Successor Period, the Company reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale. The original sales agreement for these aircraft expired during the third quarter of the Successor Period, and as of December 31, 2025, the Company retained the assets for ongoing use in operations. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the aircraft to property and equipment on its consolidated balance sheets as they will be held and used. In accordance with the accounting guidance, the assets were measured at the lower of (i) their carrying amount, adjusted for depreciation that would have been recognized had they remained classified as held and used, or (ii) their fair value as of the date the decision not to sell was made. In addition, net proceeds of any refinancing, sale or other disposition of these aircraft after satisfaction in full of any Aircraft Loans secured by such aircraft serves as collateral under the DIP loan agreement executed on October 14, 2025.

During the third quarter of the Successor Period, the Company recorded an adjustment to the carrying value of the related aircraft to their adjusted carrying amount of $429.5 million, and reclassified the assets to property and equipment on its consolidated balance sheets, which represents the amount at which the aircraft would have been recorded had they never been classified as held for sale. In addition, the Company recorded a $3.2 million gain, within loss (gain) on disposal of assets within its consolidated statement of operations for the Successor Period ended December 31, 2025, related to this reclassification, reflecting the difference between the adjusted carrying value and the prior held for sale balance.

Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2025 and 2024, the Company had $3.0 million and $463.0 million, respectively, recorded within assets held for sale in its consolidated balance sheets.
Long-Lived Asset Impairment Analysis
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
As of December 31, 2025, the Company identified indicators of potential impairment, including continued negative cash flows and the commencement of the 2025 Chapter 11 Bankruptcy Proceedings during the third quarter of 2025. These indicators prompted the Company to perform a recoverability analysis on its assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations, estimated salvage values, and estimates related to the Company's plan of reorganization. The Company assessed whether any impairment of its long-lived assets existed as of December 31, 2025 and has determined that the assets are recoverable. The Company’s assumptions about future conditions are important to its assessment of potential impairment of its long-lived assets were subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
During 2024 and 2023, the Company did not recognize impairment charges related to the recoverability of long-lived assets.
Indefinite-Lived Intangible Asset Impairment Analysis
With the adoption of fresh start accounting, the Company recorded $83.5 million of indefinite-lived intangible assets within intangible assets on the Company's consolidated balance sheet as of the Fresh Start Reporting Date. The Company's indefinite-lived intangible assets are related to landing and take-off rights and authorizations ("Slots") at LaGuardia Airport, a slot-controlled airport (the “LGA Slots”).

These indefinite-lived intangible assets are assessed for impairment annually on September 1 (the "Annual Test Date"), or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. As of December 31, 2025, the Company had not identified any such events or circumstances that would indicate the fair value of the LGA Slots is below their carrying value. Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. The Company performed a qualitative test to evaluate whether the assets were impaired on the Annual Test Date in 2025. As part of the qualitative test, the Company also considered fair value estimates provided by an independent third-party specialist. The specialist applies a market approach to determine fair value, which relies on recent slot transaction data, market lease rates, and input from industry participants and regulatory agencies. Slot values are further adjusted based on factors such as time-of-day, peak demand, and qualitative considerations. These valuations reflect market participant assumptions and, in combination with other qualitative factors considered, are used to determine whether it is more likely than not that the fair value of the Slots is less than their carrying amount.
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
Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and ancillary products sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL”, until the related air travel is provided. As of December 31, 2025 and December 31, 2024, the Company had ATL

Notes to Consolidated Financial Statements—(Continued)
balances of $337.7 million and $436.8 million, respectively. Substantially all of the Company's ATL as of December 31, 2025 is expected to be recognized within 12 months of the respective balance sheet date.
Changes and cancellations. An unused ticket expires at the date of scheduled travel, at which time a service charge is assessed, and is recognized as revenue at the date of scheduled travel. However, customers may elect to change or cancel their itinerary prior to the date of departure. In 2024, the Company launched its no change or cancel fee policy for its bundled travel options. Guests are required to pay the difference in fare if the new trip is more expensive or receive a credit if the new trip is less expensive.

Any unused amount is placed in a credit shell which generally expires within 12 months or 5 years from the date the credit shell is created. Prior to May 2024, credit shells generally expired 90 days from the date the credit shell was created. Effective May 16, 2024, the FAA Reauthorization Act was signed into law. Under U.S. Department of Transportation regulations effective August 2024, credit shells issued in lieu of a refund for airline‑initiated cancellations, schedule changes, or irregular operations (IROP) must remain valid for a minimum of five (5) years from issuance. As of December 31, 2025, 5-year credit shells represented 9.3% of the outstanding Credit Shell liability. The remaining balance generally expires within 12 months of the date of issuance. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Assumptions used to generate Breakage (as defined below) estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic factors. The amount of credit shells issued varies, primarily due to the flight delays and cancellation events throughout the year. The Company generally experiences some variability in the amount of Breakage revenue recognized throughout the year and expects some variability in the amount of Breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.

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

    Passenger ticket sales earning points. Passenger ticket sales earning points provide customers with (1) points earned and (2) air transportation. The Company values each performance obligation on a stand-alone basis and allocates the consideration to each performance obligation based on their relative stand-alone selling price. To value the point credits earned, the Company considers the quantitative value a passenger receives by redeeming points for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

The Company defers revenue for the points when earned and recognizes loyalty travel awards in passenger revenue as the points are redeemed and services are provided. The Company records the air transportation portion of the passenger ticket

Notes to Consolidated Financial Statements—(Continued)
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

The Company defers the amount for award travel obligation as part of loyalty deferred revenue. The amounts that are expected to be redeemed during the following twelve months are recorded within ATL on the Company's consolidated balance sheet and the portion that is expected to be redeemed beyond the following twelve months is recorded within long-term liabilities on the consolidated balance sheet. In addition, the Company recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to the Marketing Components are recorded in other revenue as all services are provided. Total unrecognized revenue from future Free Spirit Program was $96.4 million and $101.5 million at December 31, 2025 and 2024, respectively. The current portion of this balance is recorded within air traffic liability, and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of points and the portion of such proceeds recognized in other revenue immediately as marketing component:

	Consideration received from credit card loyalty programs	Portion of proceeds recognized immediately as marketing component
	(in thousands)
Period from March 13, 2025 through December 31, 2025	$59,553	$35,496

Period from January 1, 2025 through March 12, 2025	15,240	9,089
Twelve Months Ended December 31, 2024	85,812	51,220
Twelve Months Ended December 31, 2023	93,147	48,071

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

Other Revenues

Notes to Consolidated Financial Statements—(Continued)
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
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $56.4 million and $21.1 million in the Successor Period and the Current Predecessor Period, respectively and $113.5 million and $79.8 million for the years ended 2024 and 2023, respectively. During the Successor Period and the Current Predecessor Period, the Company deferred $30.1 million and $26.7 million, respectively, of costs for heavy maintenance. During the years ended 2024 and 2023, the Company deferred $86.4 million and $202.9 million, respectively, of costs for heavy maintenance. As of December 31, 2025 and 2024, the Company had a deferred heavy maintenance balance of $287.2 million and $577.3 million, and accumulated heavy maintenance amortization of $77.9 million and $273.8 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost (in thousands):

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Utilization-based maintenance expense	$68,537	$19,981	$103,232	$117,458
Non-utilization-based maintenance expense	91,062	27,517	114,506	105,881
Total maintenance, materials and repairs	$159,599	$47,498	$217,738	$223,339

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
As part of the Company’s 2025 Chapter 11 Cases, certain aircraft and spare engine leases were rejected. For these rejected leases, the Company is no longer obligated to return the related aircraft, airframes, engines or components in accordance with the original lease terms. Accordingly, the Company’s estimated lease return cost obligations associated with these rejected aircraft and engines as of December 31, 2025 are recorded within liabilities subject to compromise on the Company’s consolidated balance sheets, as appropriate under the 2025 Bankruptcy proceedings. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for more information.
Aircraft Fuel

Notes to Consolidated Financial Statements—(Continued)
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses were $24.3 million for the Successor Period and $11.9 million for the Current Predecessor Period. Marketing and advertising expenses were $26.8 million and $9.0 million for the years ended 2024 and 2023, respectively. These costs were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2025 and 2024, the Company had a valuation allowance of $813.7 million and $226.4 million, respectively, recorded within deferred income taxes on the Company's consolidated balance sheets. For additional information, refer to Note 17, Income Taxes.
Pratt & Whitney AOG Credits
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

On June 4, 2025, the Company entered into an agreement (the "Agreement") with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE provided the Company with a monthly credit, subject to certain conditions, as compensation for each of its aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company's progress towards earning the credits. Pratt & Whitney agreed to issue the Company $135.3 million in credits related to the aircraft on ground ("AOG") days through December 31, 2025, of which the entire amount was recognized in 2025.

Of the total credits recognized as of December 31, 2025, $103.7 million and $6.0 million was recorded in the Successor Period and the Current Predecessor Period, respectively, as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's consolidated balance sheets. In addition, during the Successor Period and the Current Predecessor Period, the Company recorded $21.0 million and $4.6 million, respectively, in credits on the Company's consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the Successor Period and the Current Predecessor Period, the Company recognized lower depreciation and amortization expense of $24.3 million and $6.1 million, respectively, related to credits recognized, as a reduction of the cost basis of assets purchased from IAE recorded within the Company's consolidated statements of operations.

In connection with the Company's ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process, and the Company did not receive any additional credits under this agreement related to these aircraft. In addition, in connection with the Chapter 11 Cases, the Company entered into a restructuring term sheet with IAE, dated December 3, 2025, and subsequently entered into a definitive agreement on February 4, 2026. For additional information refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings.
Concentrations of Risk
Aircraft Fuel. The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 22%, 21%, 25% and 31% of total operating expenses in the Successor Period, the Current Predecessor Period, 2024 and 2023, respectively.
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

Notes to Consolidated Financial Statements—(Continued)
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
Employees. As of December 31, 2025, the Company had six union-represented employee groups that together represented approximately 81% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 18, Commitments, Contingencies and Other Contractual Arrangements.
2.Recent Accounting Developments

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this standard effective January 1, 2025, primarily affecting the disclosure requirements. Refer to Note 17, Income Taxes for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in ASU 2025-11 clarify interim disclosure requirements and the applicability of Topic 270. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard.

In December 2025, the FASB issued ASU 2025-12 (“ASU 2025-12”), Codification Improvements. The amendments in this ASU address stakeholder suggestions on the Accounting Standards Codification and make other incremental improvements to generally accepted accounting principles (GAAP). The amendments make Codification updates to a broad

Notes to Consolidated Financial Statements—(Continued)
range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3. 2025 Chapter 11 Bankruptcy Proceedings

Voluntary Filing under Chapter 11

On August 29, 2025, Spirit and its Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in connection with the Chapter 11 Cases. Each of the Debtors in the Chapter 11 Cases (other than Spirit) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on November 18, 2024 related to the Prior Bankruptcy.

The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on the Company's consolidated balance sheet as of December 31, 2025. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Debtor-In-Possession

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Company received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Cases.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors herein, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

On September 5, 2025, the Debtors filed a motion under Section 1110 of the Bankruptcy Code ("Section 1110") to preserve the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment (collectively "Aircraft

Notes to Consolidated Financial Statements—(Continued)
Counterparties") that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. The motion sought authority for the Debtors to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 Cases, the Debtors' insolvency or other financial condition of the Debtors) or to extend the Section 1110(a)(1) deadline and enter into 1110(b) stipulations with the Aircraft Counterparties to, among other things, extend the 60-day period set forth in Section 1110(a) ("60-day period"). On October 7, 2025, the Bankruptcy Court entered an order approving the motion. On December 10, 2025, the Bankruptcy Court extended the time period for the Debtors to assume or reject unexpired leases to March 30, 2026.

After the 60-day period approval on October 27, 2025, with the majority approved on November 7, 2025, the Debtors have filed with the Bankruptcy Court multiple stipulation orders seeking approval under Section 1110(b) to extend the 60-day period set forth in Section 1110(a) of the Bankruptcy Code with respect to certain equipment and aircraft agreements.

On October 21, 2025, the Bankruptcy Court entered an order granting the Debtors’ First Omnibus Motion to reject certain equipment leases pursuant to Section 365 of the Bankruptcy Code, authorizing the rejection of these leases. On November 20, 2025 and December 23, 2025, the Bankruptcy Court approved the Debtors’ Second Omnibus Motion and the Debtors’ Third Omnibus Motion, respectively, to reject additional equipment lease agreements. Pursuant to these orders, as of December 31, 2025, the Company had rejected the lease agreements related to 83 aircraft and 3 engines.

In addition, on October 27, 2025, the Debtors notified the Aircraft Counterparties of the amounts required to bring certain related agreements current following the 60-day period and began making payments associated with certain executory contracts. In addition, the Debtors made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets.

On December 5, 2025, the Bankruptcy Court approved a restructuring support agreement between the Debtors and Carlyle Aviation Management Limited, a lessor, to assume five amended leases as of the assumed effective date pursuant to Section 365 of the Bankruptcy Code.

On December 23, 2025, the Bankruptcy Court entered an order authorizing the Debtors to enter into a restructuring agreement with IAE to settle disputes over certain engines, provide up to $140.0 million of credits usable for future goods and services, ensure ongoing maintenance support and access to engines at competitive rates and resolve outstanding invoices through a mix of credits and cash payments. The order also authorized the Debtors to enter into short term engine leases for up to 100 PW1100G-JM engines removed from aircraft subject to previously rejected leases. On February 4, 2026, the parties entered into a definitive agreement.

Collective Bargaining Agreement (“CBA”)

On December 29, 2025, the Bankruptcy Court approved an order authorizing the Debtors to enter into new labor conditions CBAs with the Air Line Pilots Association (“ALPA”) and the Association of Flight Attendants (“AFA”). The ALPA shall be entitled to an allowed general, non-priority unsecured claim in the amount of $278.0 million. The Amended CBAs were ratified on December 11, 2025, and Spirit and the unions signed the Amended CBAs on December 11, 2025. For additional information, refer to Note 18, Commitments, Contingencies and Other Contractual Arrangements.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on January 27, 2026 (the “Bar Date”).

These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.

In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the consolidated balance sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of the Debtors’ bankruptcy cases.

Notes to Consolidated Financial Statements—(Continued)

Liabilities Subject to Compromise

The accompanying consolidated balance sheet as of December 31, 2025 includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. Refer to Note 14, Debt and Other Obligations for additional information.

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

These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay. Refer to Note 1, Summary of Significant Accounting Policies for additional information.

Successor
December 31, 2025
(in millions)
Lease liabilities	$4,184.1
Long-term debt	1,609.4
Accounts payable	124.4
Other current liabilities	45.7
Deferred gains and other long-term liabilities	19.4
Air traffic liability	0.5
Liabilities subject to compromise	$5,983.5

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

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization (gain) expense within the Company's consolidated statements of operations for Successor Period ended December 31, 2025.

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Company's consolidated statements of operations. During the third and fourth quarters of the Successor Period, the Company recorded $2,190.7 million of reorganization expense which consisted of the following items:

Notes to Consolidated Financial Statements—(Continued)

Successor
Period from March 13, 2025 through December 31, 2025
(in millions)
Lease terminations	$2,148.7
Unamortized fair value adjustments (1)	75.5
Legal, consulting and other fees	75.5
DIP backstop fee	31.5
Unamortized debt issuance costs	9.5
AerCap Agreement	(150.0)
Reorganization (gain) expense, net	$2,190.7

(1) Unamortized fair value adjustments represent the adjustments recorded upon the adoption of fresh start accounting on the Emergence Date from the 2024 Bankruptcy, related to the Exit Secured Notes and unsecured term loans.

From the Petition Date through December 31, 2025, the Company paid $61.4 million in cash related to reorganization expenses and received $142.7 million in proceeds under the AerCap agreement, which resulted in a reorganization gain. These amounts are included in reorganization items related to the Company’s 2025 Bankruptcy.

During the Chapter 11 Cases, the Company expects its financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact its consolidated financial statements.

NYSE American Listing Status

In connection with the Company's emergence from the 2024 Bankruptcy and consistent with its contractual obligations, the Company applied to list the common stock, par value $0.0001, of the Company (the "Common Stock") on the NYSE American stock exchange. Trading began on April 29, 2025, under the symbol FLYY.

Subsequently, on September 2, 2025, Spirit received a notice from the staff of NYSE Regulation (“NYSE Regulation”) that it had commenced proceedings to delist the Common Stock from NYSE American LLC (“NYSE American”) and that trading in the Common Stock was immediately suspended on September 2, 2025. NYSE Regulation decided that the Company is no longer suitable for listing pursuant to Section 1003(c)(iii) of the NYSE American Company Guide after the Company disclosed in its August 29, 2025 Current Report on Form 8-K that the Company and its Debtor affiliates filed voluntary petitions under Chapter 11 of title 11 of Bankruptcy Code in the Bankruptcy Court on August 29, 2025.

NYSE American submitted an application to the U.S. Securities and Exchange Commission to delist the Common Stock upon completion of applicable procedures. The Company did not appeal the determination and, therefore, it was delisted from NYSE American. As a result of the suspension and delisting, the Common Stock is being traded in the OTC Pink Limited Market under the symbol "FLYYQ". The OTC Pink Limited Market is a significantly more limited market than NYSE American, and quotation on the OTC Pink Limited Market likely results in a less liquid market for existing and potential holders of the Common Stock to trade in the Common Stock and could further depress the trading price of the Common Stock. The Company can provide no assurance that its Common Stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Common Stock on this market, or whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market. The transition to over-the-counter markets will not affect the Company’s business operations.

2025 Debtor-in-Possession Credit Agreement and Facility

On October 31, 2025, the Bankruptcy Court approved a final order which authorized the Debtors to obtain post-petition financing with a multi-draw senior secured non-amortizing super-priority priming debtor-in-possession facility (the “DIP Facility”) fronted initially by Barclays Bank PLC and anchored by the holders of the senior secured notes. Spirit Airlines is Borrower, Spirit and its affiliated Debtors are guarantors and Wilmington Trust, National Association is administrative agent. The DIP Facility’s aggregate principal amount of up to $1.2 billion comprising:

Notes to Consolidated Financial Statements—(Continued)
•New money loans (the "New Money DIP Loans") in an aggregate principal of up to $475.0 million. On October 14, 2025, the Company drew $200.0 million, followed by additional draws on November 7, 2025 for $50.0 million and on December 15, 2025 for $100.0 million. The remaining availability will be available to be drawn in one separate draw. Each draw is subject to its own specific conditions.

•Roll-up of pre-petition secured notes that are validly tendered into the facility, subject to a maximum amount equal to the lesser of (i) the aggregate principal amount of such notes, together with accrued and unpaid interest through the Petition Date (and post-petition interest to the extent permitted under Section 506(b) of the Bankruptcy Code), and (ii) $750.0 million (the "Roll-Up DIP Loans").

Borrowings under the DIP Facility new money draws bear interest at a rate of secured overnight financing rate plus 8.0% paid-in-kind interest rate and 2% default rate on overdue amounts. In addition to paying interest on the new money draws, the Company is required to pay an original interest discount of 3% on the funded amount. The roll-up portion of the DIP Facility only accrues interest if the senior secured notes are determined over-secured under Section 506(b). This portion would bear the same rate as the new money loans. No interest is expected to be accrued for this portion as it is not deemed to be over-secured.

The borrowings under the DIP Facility will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) July 14, 2026 (the “Scheduled Maturity Date”), (b) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which for purposes hereof shall be no later than the “effective date” hereof) of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (c) the acceleration of the obligations and the termination of the unfunded term loan commitments (if any) hereunder in accordance with the terms hereof, (d) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code and (e) dismissal of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases to one or more cases under chapter 7 of the Bankruptcy Code or appointment of a trustee in any of the Chapter 11 Cases; provided that if any such day is not a Business Day, the Maturity Date shall be the Business Day immediately succeeding such day.

Spirit may voluntarily repay, without premium or penalty, outstanding amounts under the DIP Facility, in whole, or in part, prior to the Scheduled Maturity Date. Mandatory prepayments are only required if asset sales, casualty events or extraordinary receipts occur.

The initial draw of $200.0 million was for general liquidity uses and the later draws were contingent and largely earmarked for aircraft-debt mechanics and transaction execution. The second draw also required post-draw minimum liquidity of $160.0 million.

In connection with the Chapter 11 Cases, on October 31, 2025, the Bankruptcy Court entered a final order (as amended, supplemented, or otherwise modified from time to time, the “Final DIP Order”) approving Spirit Airlines, LLC, as borrower (the “DIP Borrower”), and certain subsidiaries of the Company from time to time party thereto as guarantors, entering into that certain Superpriority Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), dated October 14, 2025, with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Agent”).

Amendment to 2025 DIP Credit Agreement

On December 15, 2025, the Company, the Required DIP Lenders (as defined in the DIP Credit Agreement) and the Agent entered into Amendment No. 1 to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”). The DIP Credit Agreement Amendment amended the DIP Credit Agreement to, among other things, (i) remove certain conditions to borrowing the $100.0 million of new money term loans which were available to be drawn on December 13, 2025 (the “Third Draw New Money Term Loans”); (ii) require that the DIP Borrower and the guarantors maintain $50.0 million of the proceeds from the Third Draw New Money Term Loans in certain encumbered accounts at all times prior to the date on which the DIP Borrower (x) delivers to the DIP Lenders at least one indication of interest with respect to a strategic transaction that is acceptable to the Required DIP Lenders in their sole discretion, (y) agrees upon the principal terms of an Acceptable Plan of Reorganization (as defined in the DIP Credit Agreement) or (z) delivers to the DIP Lenders at least one indication of interest with respect to exit financing that is acceptable to the Required DIP Lenders in their sole discretion; and (iii) require the DIP Borrower to deliver to the restricted DIP Lenders and their counsel daily reports showing cash and cash equivalents of the Debtors; (iv) require the DIP Borrower to deliver to the DIP Lenders and their counsel weekly accounts receivable aging reports; and (y) reflects and incorporates modifications to be made to the Final DIP Order, including as described below. On December 15, 2025, the DIP Borrower delivered to the Agent a notice to borrow the full $100.0 million principal amount of the Third Draw New Money Term Loans. The incremental $100.0 million draw comprised of $50.0 million, net of original issuance discount, that was made

Notes to Consolidated Financial Statements—(Continued)
available for immediate use and access to $50.0 million which was to remain encumbered until satisfaction of conditions tied to further progress on either a standalone plan of reorganization or strategic transaction.

On December 29, 2025, the Bankruptcy Court entered an order amending the Final DIP Order to, among other things, (i) clarify the categories of claims that constitute “Administrative Claim Carve Out Claims” (as defined in the Final DIP Order); (ii) provide for a cap for certain Administrative Claim Carve Out Claims of $80.0 million; and (iii) incorporate funding mechanics with respect to certain Administrative Claim Carve Out Claims upon receipt of a Carve Out Trigger Notice (as defined in the Final DIP Order).

The DIP Credit Agreement was further amended by the Debtors’ entry into the Restructuring Support Agreement with the Consenting DIP Lenders, as described below.

Restructuring Support Agreement

On March 13, 2026, the Debtors entered into a Restructuring Support Agreement (“RSA”) with certain holders representing approximately (i) 74.6% of the aggregate principal amount of the new money term loans issued under the Company’s debtor-in-possession credit agreement, (ii) 71.8% of the roll-up DIP loans issued thereunder, and (iii) 60.0% of the Company’s non-rolled up PIK Toggle Senior Secured Notes due 2030. The RSA contemplates implementation of a restructuring through the Proposed Plan. The Debtors filed the Restructuring Support Agreement and the Plan with the Bankruptcy Court on March 13, 2026.

Pursuant to the RSA, the Company will, among other things, (i) use $150.0 million of encumbered cash to prepay a portion of the DIP term loans and related accrued interest, (ii) maintain minimum levels of encumbered cash while receiving lender consent to access certain restricted accounts, and (iii) make a $100.0 million payment to holders of allowed DIP loan superpriority claims on the effective date of the Proposed Plan. The RSA also contemplates that, on the Proposed Plan effective date, the reorganized Company will issue new equity interests primarily to holders of roll-up DIP loans, subject to dilution for a management incentive plan and certain settlement distributions, and approximately 2% of new equity interests to holders of prepetition secured notes, which may be issued in the form of warrants.

In addition, the Proposed Plan contemplates the issuance of new senior secured exit financing, including exit secured loans and either (i) a $275.0 million senior secured revolving credit facility or (ii) a $75.0 million term loan facility and a $200.0 million reinstated revolving credit facility. The RSA also provides that distributable proceeds from specified asset sales will be distributed to holders of certain DIP claims in accordance with the Proposed Plan.

The RSA includes certain milestones for the Chapter 11 proceedings and the Proposed Plan process, and may be terminated under specified circumstances, including failure to satisfy such milestones or if the Company’s board determines that continued performance would be inconsistent with its fiduciary duties. The Proposed Plan remains subject to amendment, and to Bankruptcy Court approval and the satisfaction of various conditions precedent, and therefore there can be no assurance that the transactions contemplated by the RSA or the Proposed Plan will be consummated.

AerCap Transactions

On October 10, 2025, the Bankruptcy Court approved a global restructuring term sheet between the Company and AerCap, a key aircraft lessor. The agreement provides for a comprehensive restructuring of aircraft lease and purchase arrangements, subject to definitive documentation and certain conditions, including execution of amendments with Airbus. Key terms include:

•certain arrangements in respect of specific aircraft and engines, including the assumption of 10 existing lease agreements, the rejection of 27 existing lease agreements and the rejection of the existing agreement to lease 36 aircraft to be delivered in future years;

•the agreement to enter into 30 new aircraft lease agreements with deliveries in future periods;

•the settlement of certain claims against and by AerCap with respect to undelivered leases, rejected leases and assumed leases;

•the amendment of the Company's purchase agreement with Airbus to remove 52 aircraft and purchase options for up to 10 aircraft. As a result, the Company received $11.4 million in refunds of previously paid pre-delivery payments (“PDPs”) from Airbus. In addition, the Company wrote off $10.3 million of certain amounts previously paid in

Notes to Consolidated Financial Statements—(Continued)
connection with these aircraft, as well as $54.8 million of previously deferred Airbus credits. These amounts were recorded within reorganization expense (gain) in the Company’s consolidated statements of operations; and

•a $150.0 million liquidity payment by AerCap, which the Company received on October 27, 2025 and recorded within reorganization (gain) expense in the Company’s consolidated statements of operations. Furthermore, the related cash inflow is included within operating activities in the Company's consolidated statements of cash flows.

Sale of Aircraft

On February 11, 2026, the Debtors filed a motion with Bankruptcy Court seeking approval of bidding procedures in connection with the proposed sale of 20 Airbus A320 and A321 aircraft. The Debtors selected CSDS Asset Management LLC as the stalking horse bidder. The stalking horse bid provides for aggregate cash consideration of $533.5 million, including a $53.4 million deposit, and includes a $16.0 million break-up fee and a $2.5 million expense reimbursement, which together establish the minimum bid for the auction process. The stalking horse bid is subject to higher or otherwise better offers from competing bidders.

A hearing on the bidding procedures motion was held on March 11, 2026. The Court approved the bidding procedures motion at that hearing. The bidding procedures contemplate an April 1, 2026 bid deadline, an April 20, 2026 auction, and an April 23, 2026 sale hearing.

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

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Company Parties emerged from the Prior Bankruptcy. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding senior secured notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to Note 14, Debt and Other Obligations, for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or, (y) if elected by the Company in advance of each quarterly interest period, at 11.00% per annum payable in cash, to certain creditors in the 2024 Bankruptcy. Refer to Note 14, Debt and Other Obligations, for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to Note 14, Debt and Other Obligations, for additional information.

Notes to Consolidated Financial Statements—(Continued)
•Termination of the Debtor-in-Possession Financing. The $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to Note 14, Debt and Other Obligations, for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of Common Stock and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the 2024 Bankruptcy, as further described in Note 12, Equity, and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All Old Common Stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to Note 12, Equity, for additional information.

•Settlement of Claims and Fees. General Administrative Claims, Professional Fee Claims and fees payable to U.S. Trustee were or will be paid in full.

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

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to November 18, 2024 through March 12, 2025 and as a direct result of the 2024 Bankruptcy, are recorded within reorganization (gain) expense on the Company's consolidated statements of operations. For the Current Predecessor Period, the Company recorded $421.5 million of reorganization gain which consisted of the following items (in millions):

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

Notes to Consolidated Financial Statements—(Continued)

(Gain) on Class 5 settlement	(329.3)
Reorganization (Gain) Expense, net	$(421.5)

Special Charges, Non-Operating

Expenses incurred prior to November 18, 2024 or after March 12, 2025 in relation to the 2024 Bankruptcy are recorded within special charges, non-operating on the Company's consolidated statements of operations. Refer to Note 6, Special Charges (Credits) for additional information.

Fresh Start Accounting

On the Emergence Date from the 2024 Bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, these consolidated financial statements after the Emergence Date are not comparable to the financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting. Refer to Note 5, Fresh Start Accounting- 2024 Bankruptcy for additional information.

5.Fresh Start Accounting - 2024 Bankruptcy

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

With the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the consolidated financial statements after March 12, 2025 are not comparable with the consolidated financial statements as of or prior to that date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

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

Notes to Consolidated Financial Statements—(Continued)

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

DCF Analysis. The DCF analysis is an enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business plus a present value of the estimated terminal value of that asset or business. Management's advisors' DCF analysis used estimated debt-free, after-tax free cash flows through 2028. These cash flows were then discounted at a range of estimated weighted average costs of capital (“Discount Rate”) for Spirit. The Discount Rate reflects the estimated blended rate of return that would be expected by debt and equity investors to invest in Spirit's businesses based on a target capital structure. The enterprise value was determined by calculating the present value of Spirit’s unlevered after-tax free cash flows plus an estimate for the value of Spirit beyond the period covered by the projections reviewed known as the terminal value.

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

Valuation Process

Notes to Consolidated Financial Statements—(Continued)

The reorganization value was allocated to the Successor's single reporting segment using the discounted cash flow approach. The reorganization value was then allocated to the Successor’s identifiable assets and liabilities using the fair value principle as contemplated in ASC 820. The specific approach, or approaches, used to allocate reorganization value by asset class are noted below.

To determine fair value adjustments as of the Effective Date, the Company engaged third-party valuation specialists to conduct an analysis of the consolidated balance sheets to determine the fair values of each balance. The most significant fair value adjustments were made to property and equipment, operating lease right-of-use assets and operating lease liabilities, assets held-for-sale, Slots and debt as discussed below.

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

Operating Right-of-Use Assets and Operating Lease Liabilities

The fair value of operating lease liabilities and the related right-of-use assets was evaluated using the income approach, which is measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Fresh Start Reporting Date. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Successor used publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. Additionally, each lease was evaluated for off-market terms as of the Fresh Start Accounting Reporting Date, and the related adjustments were recorded to the right of use asset on the Company's consolidated balance sheets.

Airport Take-Off and Landing Rights or Slots

The fair value of the Company’s 22 LGA Slots was estimated using a market approach or sales-comparison approach. Specifically, the LGA Slots were valued using observable transaction data for historical sales of other airport take-off and landing rights at LGA. The data was reviewed to estimate a fair value price per Slot, which was applied to the Company’s LGA Slots.

Asset Held-for-Sale

As of Emergence Date, assets held for sale within the Company's consolidated balance sheets, included 21 aircraft planned for future sales. As of December 31, 2025, the Company reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale as the original sales agreement for these aircraft expired during the third quarter of the Successor Period, and as of December 31, 2025, the Company retained the assets for ongoing use in its operations. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the

Notes to Consolidated Financial Statements—(Continued)
aircraft to property and equipment on its consolidated balance sheets as they will be held and used. Refer to Note 19, Fair Value Measurements for additional information.

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

Payroll Support Program. The Payroll Support Program ("PSP"), under the Coronavirus Aid, Relief, and Economic Security (CARES) Act provided payroll support to passenger and cargo air carriers and certain contractors for the continuation of payment of employee wages, salaries, and benefits. The PSP loans were valued using a discounted cash flow approach based on a CCC- rating based on an estimated yield leveraging federal reserve economic data ("FRED") and other observable yields as of the Emergence Date.

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

The condensed consolidated balance sheet as of the Fresh Start Reporting Date was as follows (in thousands):

	Predecessor	Reorganization Items		Fresh Start Adjustment	Successor
Assets
Current assets:
Cash and cash equivalents	$678,382	$(289,775)	(1)	$—	$388,607
Restricted cash	171,325	5,293	(2)	—	176,618
Short-term investment securities	119,315	—		—	119,315
Accounts receivable, net	201,681	—		—	201,681
Prepaid expenses and other current assets	259,522	(2,229)	(3)	—	257,294
Assets held for sale	447,271	—		—	447,271
Total current assets	$1,877,498	$(286,711)		$—	$1,590,787

Property and equipment:

Notes to Consolidated Financial Statements—(Continued)

Flight equipment	$2,739,143	$—		$(850,445)	(12)	$1,888,698
Ground property and equipment	787,057	—		(345,190)	(13)	441,866
Less accumulated depreciation	(1,062,116)	—		1,062,116	(14)	—
	$2,464,084	$—		$(133,520)		$2,330,564
Operating lease right-of-use assets	4,631,428	—		(194,510)	(15)	4,436,918
Intangible assets	550	—		82,932	(16)	83,482
Pre-delivery deposits on flight equipment	85,495	—		—		85,495
Deferred heavy maintenance, net	246,576	—		(120,871)	(17)	125,705
Other long-term assets	67,043	—		—		67,043
Total assets	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$52,242	$(5,566)	(4)	$—		$46,676
Air traffic liability	518,668	—		—		518,668
Current maturities of long-term debt, net, and finance leases	471,698	(309,000)	(5)	2,991	(18)	165,689
Current maturities of operating leases	259,713	—		(17,483)	(15)	242,230
Other current liabilities	623,035	(39,250)	(6)	(1,536)	(19)	582,249
Total current liabilities	$1,925,357	$(353,816)		$(16,029)		$1,555,512

Long-term debt and finance leases, less current maturities	$1,704,517	$526,841	(7)	$(177,234)	(18)	$2,054,124
Operating leases, less current maturities	4,380,845	—		(172,065)	(15)	4,208,781
Deferred income taxes	52,556	—		16,852	(20)	69,408
Deferred gains and other long-term liabilities	120,795	—		(22,996)	(19)	97,799
Total liabilities not subject to compromise	$8,184,070	$173,025		$(371,472)		$7,985,623

Liabilities subject to compromise	$1,635,104	$(1,635,104)	(8)	$—		$—

Shareholders’ equity (deficit):
Predecessor common stock	$11	$(11)	(9)	$—		$—
Predecessor Additional paid-in capital	1,174,925	(1,174,925)	(9)	—		—
Predecessor Treasury stock at cost	(81,285)	81,285	(9)	—		—
Successor common stock $0.0001 par value	—	2	(10)	—		2
Successor Additional paid-in capital	—	734,368	(10)	—		734,368
Retained earnings	(1,540,278)	1,534,648	(11)	5,630	(21)	—
Accumulated other comprehensive income (loss)	127	—		(127)	(22)	—
Total shareholders’ equity (deficit)	$(446,501)	$1,175,368		$5,503		$734,370
Total liabilities and shareholders’ equity (deficit)	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Balance Sheet Reorganization Adjustments (in thousands)
(1) Changes in cash and cash equivalents included the following:

Funds received from the Equity Rights Offering	$350,000
Repayment of Debtor in Possession financing principal and accrued interest	(310,555)
Repayment of prepetition Revolving Credit Facility	(300,856)

Notes to Consolidated Financial Statements—(Continued)

Funding to the professional fee escrow account	(5,293)
Payment of professional fees at Emergence	(8,191)
Payment of accrued interest on prepetition senior secured notes	(12,826)
Payment of accrued interest on prepetition Convertible Senior Notes	(2,013)
Payment of Exit RCF Administrative Agent Fees	(41)
Net change in cash and cash equivalents	$(289,775)

(2) Changes in restricted cash include the following:

Funding to the professional fee escrow account	$5,293
Net change in restricted cash	$5,293

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

Notes to Consolidated Financial Statements—(Continued)

Issuance of Successor shares to settle Class 5 claims	(55,836)
Gain on liabilities subject to compromise	$561,574

(9) Changes to Predecessor common stock, additional paid-in-capital and treasury stock are due to the extinguishment of Predecessor equity per the Plan.

(10) Reflects the Successor equity including the issuance of 16,067,305 shares of Common Stock and 24,255,256 Warrants, consisting of 3,617,385 Tranche 1 Warrants and 20,637,871 Tranche 2 Warrants pursuant to the Plan.

Issuance of Successor equity contemplated in Class 4 and Class 5 settlements	$138,754
Issuance of Successor equity associated with the Rights Offering, Backstop Commitment and Backstop Premium	153,870
Fair value of Tranche 2 Warrants contemplated in Class 4 and Class 5 settlements	94,775
Fair value of Tranche 2 Warrants associated with the Rights Offering, Backstop Commitment and Backstop Premium	281,089
Fair value of Tranche 1 Warrants associated with Rights Offering, Backstop Commitment and Backstop premium	65,881
Total change in Successor common stock and additional paid-in capital	$734,370
Less: par value of Successor common stock	(2)
Change in Successor additional paid-in capital	$734,368

The value of Successor equity issued per the Plan and ERO was derived from the Selected Enterprise Value as shown in the table below (in millions):

Fresh Start Reporting Date
Enterprise Value	$6,450
Minus: Debt and operating leases	(6,671)
Plus: Excess cash and cash equivalents	508
Plus: Non-operating assets	447
Successor Equity Value	$734

(11) Changes to retained earnings included the following:

Extinguishment of Predecessor equity	$1,093,651
Gain on settlement of liabilities subject to compromise	561,574
Gain on issuance of Successor shares via the Equity Rights Offering	(115,840)
Recognition of deferred financing costs related to the Exit Secured Notes	13,159
Recognition of deferred financing costs related to the Exit Revolving Credit Facility	775
Professional fees earned at Emergence	(15,625)
Write off of remaining old RCF prepaid loan fees	(3,003)
Recognition of Exit RCF Administrative Agent Fees	(41)
Net change to retained earnings	$1,534,648

Balance Sheet Fresh Start Adjustments (in thousands)

(12) The change in flight equipment represents the fair value adjustments to the Company's fixed assets due to the adoption of fresh start accounting. The following table summarizes the fair value of flight equipment by asset class:

Notes to Consolidated Financial Statements—(Continued)

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

Notes to Consolidated Financial Statements—(Continued)

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

6.Special Charges and Credits

Special Charges (Credits)

During the Successor Period, the Company recorded a credit of $30.0 million within special charges (credits) on the Company's consolidated statements of operations. The credit incurred during the fourth quarter of the Successor Period related to a one-time assignment fee remitted to the Company, resulting from the assignment agreement for airline use and lease agreement at ORD for two gates to American Airlines, Inc. (the "AA Assignee"). Furthermore, the related cash inflow is included within operating activities in the Company's consolidated statements of cash flows. No special charges (credits) were recorded during the Current Predecessor Period.

During the twelve months ended December 31, 2024, the Company recorded $28.1 million in net charges within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. The first installment was paid in July 2023, and the second installment was paid in March 2024 upon termination of the former JetBlue Merger Agreement. During the twelve months ended December 31, 2024, the Company recorded $8.0 million within special charges (credits) on the Company's consolidated statements of operations, related to the JetBlue Retention Award Program.

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

Notes to Financial Statements—(Continued)

Special Charges (Credits), Non-Operating

During the Successor Period and Current Predecessor Period, the Company recorded $29.0 million and $5.5 million, respectively, in special charges (credits), non-operating within other (income) expense in the consolidated statement of operations.

Charges incurred during the Successor Period primarily related to post-emergence restructuring expenses related to the 2024 Bankruptcy, including professional fees and other related costs, as well amounts related to the pilot furloughs. In addition, these charges include legal, advisory and other fees related to the Company's voluntary bankruptcy filing in 2025, prior to the petition date of August 29, 2025. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information on the Company's 2025 Bankruptcy proceedings. Charges incurred during the Current Predecessor Period primarily consisted of legal, advisory and other fees.

During the twelve months ended December 31, 2024, the Company recorded $15.5 million in special charges, non-operating within other (income) expense in the consolidated statement of operations in legal, advisory and other fees related to the Company's voluntary bankruptcy filing, incurred prior to the petition filing date of November 18, 2024. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information on the Company's bankruptcy proceedings.

During the twelve months ended December 31, 2023, the Company had no special charges, non-operating within other (income) expense in the consolidated statements of operations.

7. Loss (Gain) on Disposal of Assets
During the Successor Period, the Company recorded a net gain of $109.1 million, within loss (gain) on disposal of assets in the consolidated statements of operations. This net gain included a $117.7 million gain recorded as a result of 14 sale leaseback transactions entered into during the third quarter of 2025, related to previously owned engines, which resulted in operating leases. Refer to Note 15, Leases for additional information on the sale leaseback transactions. In addition, these net gains included a $3.2 million gain related to the reclassification of aircraft previously classified as held for sale, which were reclassified to property and equipment during the third quarter of 2025. Refer to Note 19, Fair Value Measurements, for additional information regarding this reclassification. Furthermore, during the Successor Period, the Company recorded a $1.8 million gain as a result of one aircraft sale leaseback transaction related to a new aircraft delivery completed during the second quarter of 2025.

These gains were partially offset by $8.7 million losses during the Successor Period. These losses resulted from adjustments to previously recorded impairment charges recognized in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GA Telesis, LLC ("GAT"), entered into on October 29, 2024, prior to the reclassification of these aircraft to fixed assets during the latter part of the third quarter of 2025. In addition, during the Successor Period, the Company recognized a $2.0 million loss related to the sale of one aircraft to GAT in July 2025 and a $2.9 million in net loss, related to the write-off of obsolete assets and other adjustments.

During the Current Predecessor Period, the Company recorded a loss of $11.7 million within loss (gain) on disposal of assets in the consolidated statements of operations. This loss included an $18.5 million adjustment to previously recorded impairment charges in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GAT entered into on October 29, 2024, as well as $0.4 million in losses related to the write-off of obsolete assets and other adjustments. These losses were partially offset by a $6.4 million gain recorded as a result of two aircraft sale leaseback transactions related to new aircraft deliveries completed during the Current Predecessor Period and a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024.

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
During the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the two sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss (gain) on disposal of assets during the twelve months ended December 31, 2024. Refer to Note 15, Leases for additional information on the five sale leaseback transactions.
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
During twelve months ended December 31, 2023, the Company recorded a loss of $34.0 million in loss (gain) on disposal of assets in the consolidated statement of operations.
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

8.Letters of Credit
As of December 31, 2025, the Company had $36.7 million in standby letters of credit secured by $38.5 million of restricted cash, of which $35.6 million were issued letters of credit. As of December 31, 2024, the Company had $68.0 million in standby letters of credit secured by $68.0 million restricted cash, of which $58.8 million were issued letters of credit.

9.Credit Card Processing Arrangements
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
On July 2, 2024, the Company entered into a letter agreement that modified its existing primary credit card processing agreement. Based on the terms of the agreement, in July 2024, the Company deposited $200.0 million into a deposit account, included in cash and cash equivalents within the Company's consolidated balance sheets, as it was considered a compensating balance arrangement that does not legally restrict the Company's use of this cash, and deposited $50.0 million into a restricted account included in restricted cash within the Company's consolidated balance sheets.

Notes to Financial Statements—(Continued)
Subsequently, effective August 15, 2025 and August 20, 2025, the Company entered into two amendments (together, the “Amendments”) that further modified the terms of this agreement. The first amendment required an additional $50.0 million transfer to the restricted account, resulting in a total restricted cash balance of $100.0 million, included in restricted cash within the Company’s consolidated balance sheets as of December 31, 2025.

The second amendment authorized the Company's primary credit card processor to hold back up to $3.0 million per day until its exposure is fully collateralized and to maintain full collateralization as such exposure fluctuates over time. Accordingly, increases in the collateralized holdback balance reduce the amount required in the deposit account on a dollar-for-dollar basis. As of December 31, 2025, the processor had a holdback of $158.1 million, recorded in other long-term assets on the Company’s consolidated balance sheets and there was no amount required in the deposit account.

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

10.Short-term Investment Securities

The Company's short-term investment securities, if any, are normally classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are generally stated at fair value within current assets on the Company's consolidated balance sheet. Realized gains and losses on sales of investments, if any, are reflected in non-operating other (income) expense in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, ("AOCI").

In June 2025, the Company settled $120.5 million in short-term available-for-sale investment securities. Upon settlement, the proceeds were recorded within cash and cash equivalents on the Company's consolidated balance sheets. The settlement resulted in $0.1 million of realized losses, which were recognized in interest expense within the Company's consolidated statements of operations. As of December 31, 2025, the Company had no short-term available-for-sale investment securities outstanding.

As of December 31, 2024, the Company had $118.3 million in short-term available-for-sale investment securities. During the twelve months ended December 31, 2024, these investments earned interest income at a weighted-average fixed rate of approximately 4.9%. For the twelve months ended December 31, 2024, an unrealized gain of $169 thousand, net of deferred taxes, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2024, the Company did not recognize any realized gains or losses related to these securities, as the Company did not transact any sales of these securities during this period. As of December 31, 2024, $201 thousand, net of tax remained in AOCI, related to these instruments.

Notes to Financial Statements—(Continued)
11.Other Current Liabilities
Other current liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Salaries, wages and benefits	$151,353	$187,626
Federal excise and other passenger taxes and fees payable	89,278	110,141
Airport obligations	52,153	66,518
Aircraft maintenance	45,623	103,133
Interest payable	12,584	26,780
Aircraft and facility lease obligations	12,497	23,926
Fuel	3,419	5,202
Backstop premium obligation	—	35,000
Other	60,232	47,513
Other current liabilities	$427,139	$605,839

12.Equity
Cancellation of Prior Equity Securities

In accordance with the 2024 Bankruptcy's Plan of Reorganization, all equity securities in Spirit Airlines outstanding prior to the Effective Date, including Spirit Airlines' common stock, par value $0.0001 per share (the “Old Common Stock”), were canceled, released and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto. Furthermore, all of Spirit Airlines' equity award agreements under any incentive plan, and the awards granted pursuant thereto, were extinguished, canceled, and discharged and have no further force or effects.

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

In addition, on the Effective Date, in connection with the Company’s emergence from the 2024 Bankruptcy and in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation S under the Securities Act, based in part on representations made by these certain parties to the November 18, 2024 Backstop Commitment Agreement (the "Backstop Commitment Agreement"), Spirit issued 678,587 shares of Common Stock and 5,670,853 Warrants to specified parties to the Backstop Commitment Agreement. An aggregate of 3,849,442 of such shares of Common Stock and such Warrants were issued for aggregate consideration of $53,892,188.

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
Registration Rights Agreement

Notes to Financial Statements—(Continued)
In connection with the Company's emergence from the 2024 Bankruptcy, on the Effective Date, holders of the Common Stock who were party to its Backstop Commitment Agreement became party to the Company's March 12, 2025 Registration Rights Agreement and are entitled to rights with respect to the registration of certain of their shares of Common Stock under the Securities Act.
Warrants

In connection with the Company's emergence from the 2024 Bankruptcy, on the Effective Date, Spirit entered into two warrant agreements with Equiniti Trust Company, LLC as warrant agent (the “Warrant Agreements”) pursuant to which Spirit issued an aggregate of 24,255,256 Warrants for the Common Stock to certain specified investors, consisting of 3,617,385 Warrants issued under a Tranche 1 Warrant Agreement ("the Tranche 1 Warrants") and 20,637,871 Warrants issued under a Tranche 2 Warrant Agreement (the "Tranche 2 Warrants") pursuant to the Plan. Each Warrant entitles the holder to purchase one share of Common Stock for a nominal exercise price of $0.0001 per Warrant. During the Successor Period, 12.3 million Warrants were exercised and converted into shares of the Company's Common Stock.

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

Exercisability. A holder may not exercise any portion of its Warrants to the extent that the holder, together with its affiliates and any other persons acting as a group together with any such persons, would own more than 9.9% of the number of shares of Common Stock outstanding immediately after exercise (the “Beneficial Ownership Limitation”), calculated in accordance with Section 13(d) of the Exchange Act. Upon not less than sixty-one (61) days advance written notice to the Company at any time or from time to time, a holder in its sole discretion, may exempt itself from the Beneficial Ownership Limitation. However, under any circumstance, a holder may not exercise the Warrant if such exercise would cause such holder’s beneficial ownership (as defined by Section 13(d) of the Exchange Act) of the Common Stock to exceed 19.9% of its total issued and outstanding Common Stock.

Cashless Exercise. The Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Warrant Agreements.

Fractional Shares. No fractional shares of Common Stock will be issued upon the exercise of the Warrants, and no cash will be distributed in lieu of the issuance of such fractional shares. If more than one Warrant is presented for exercise in full at the same time by the same holder, the full number of shares of Common Stock that will be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of shares of Common Stock purchasable on exercise of the Warrants so presented. If any fraction of a share of Common Stock or other security deliverable upon proper exercise of the Warrant (a "Warrant Share") would, except pursuant to the Warrant, be issuable on the exercise of any Warrants (or specified portion thereof), as applicable, such Warrant Share shall be rounded up to the next highest whole number.

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

Notes to Financial Statements—(Continued)
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

In addition, the Tranche 2 Warrant Agreement provides that the shares of Common Stock issuable upon exercise of Tranche 2 Warrants shall be subject to the limitations on ownership by non-U.S. citizens as set forth in the Charter.

Exchange Rights of Holders of Tranche 2 Warrants. Holders of Tranche 2 Warrants may exchange such Tranche 2 Warrants for Tranche 1 Warrants in accordance with the Warrant Agreements.

Accounting Policy. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the consolidated statements of stockholders’ deficit at the time of issuance.

The Company concluded that the Warrant Agreements are classified as equity, recorded at fair value upon issuance within the Company’s consolidated balance sheets. On the Emergence Date, the Warrants were valued based on the derived Successor Equity Value detailed in Note 5, Fresh Start Accounting - 2024 Bankruptcy, at issuance. Equity-classified contracts are initially measured and recorded at fair value; subsequent changes in fair value are not recognized as long as the contract continues to be classified as equity. The Company recorded $441.7 million, net of issuance costs, in additional paid-in-capital ("APIC"), related to the fair value of the warrants issued.

Common Stock
Pursuant to the 2024 Bankruptcy's Plan of Reorganization, Spirit amended and restated its Charter and Bylaws, each of which became effective on the Effective Date.
The Charter authorizes Spirit to issue up to 400,000,000 shares of Common Stock and up to 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding and as of December 31, 2024 there were no shares of non-voting common stock outstanding.
Dividend Rights. Subject to the rights of holders of any series of then outstanding preferred stock and the limitations under the Delaware General Corporation Law ("DGCL"), each holder of Common Stock has equal rights of participation in the dividends in cash, stock, or property of Spirit, when, as and if Spirit's Board of Directors (the Board) declare such dividends from time to time out of assets or funds legally available.

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

Liquidation. Subject to the rights of holders of any series of then outstanding preferred stock, each holder of Common Stock has equal rights to receive the assets and funds of Spirit available for distribution to stockholders in the event of any liquidation, dissolution or winding up of the affairs of Spirit, whether voluntary or involuntary.

Notes to Financial Statements—(Continued)
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
Registration Rights Agreement Consent and Waiver

On March 5, 2026, the Company and certain beneficial and record holders (the “Holders”) of the Common Stock and the warrants of the Company entered into a consent and waiver (the “Consent and Waiver”) to that certain Registration Rights Agreement, dated as of March 12, 2025 (the “Registration Rights Agreement”).

Pursuant to the Consent and Waiver, the Holders agreed to waive any rights under Sections 2.1, 2.2 and 2.3 of the Registration Rights Agreement and consented to the Company filing a post-effective amendment to the registration statement on Form S-1 to terminate the registration of all shares of Common Stock registered under the Securities Act pursuant to such registration statement.

13.Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per-share amounts):

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Numerator:
Net income (loss)	$(2,832,669)	$72,216	$(1,229,495)	$(447,464)
Denominator:
Weighted-average shares outstanding, basic (1)	37,023	109,525	109,495	109,152
Effect of dilutive stock awards	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	37,023	109,525	109,495	109,152
Earnings (loss) per share:
Basic earnings (loss) per common share	$(76.51)	$0.66	$(11.23)	$(4.10)
Diluted earnings (loss) per common share	$(76.51)	$0.66	$(11.23)	$(4.10)

(1) Weighted-average shares outstanding, basic during the Successor Period includes exercisable warrants, as they meet the criteria under ASC 260 to be considered outstanding common shares.
During the Current Predecessor Period, warrants in connection with the Payroll Support Program to purchase 913,383 shares of Common Stock were excluded from the computation of diluted EPS because the exercise price was greater than the average market price, making them antidilutive. Anti-dilutive Common Stock equivalents related to outstanding equity awards were also excluded from the diluted earnings (loss) per share calculation for any of the periods presented and are not material.

Notes to Financial Statements—(Continued)
14. Debt and Other Obligations

2025 DIP Credit Agreement and Facility

On October 31, 2025, the Bankruptcy Court approved a final order which authorized the Debtors to obtain the DIP Facility fronted initially by Barclays Bank PLC and anchored by the holders of the senior secured notes. Spirit Airlines is Borrower, Spirit and its affiliated Debtors are guarantors and Wilmington Trust, National Association is administrative agent (the “2025 Bankruptcy DIP Credit Agreement”). The DIP Facility’s aggregate principal amount of up to $1.2 billion comprising:

•New Money DIP Loans in an aggregate principal of up to $475.0 million. On October 14, 2025, the Company drew $200.0 million, followed by additional draws on November 7, 2025 for $50.0 million and on December 15, 2025 for $100.0 million. The remaining availability will be available to be drawn in one separate draw. Each draw is subject to its own specific conditions.

•Roll-up of pre-petition secured notes that are validly tendered into the facility, subject to a maximum amount equal to the lesser of (i) the aggregate principal amount of such notes, together with accrued and unpaid interest through the Petition Date (and post-petition interest to the extent permitted under Section 506(b) of the Bankruptcy Code), and (ii) the Roll-Up DIP Loans of $750.0 million.

Borrowings under the DIP Facility new money draws bear interest at a rate of secured overnight financing rate plus 8.0% paid-in-kind interest rate and 2% default rate on overdue amounts. In addition to paying interest on the new money draws, the Company is required to pay an original interest discount of 3% on the funded amount. The roll-up portion of the DIP Facility only accrues interest if the senior secured notes are determined over-secured under Section 506(b). This portion would bear the same rate as the new money loans. No interest is expected to be accrued for this portion as it is not deemed to be over-secured.

The borrowings under the DIP Facility will mature, and lending commitments thereunder will terminate, upon the earliest to occur of: (a) the Scheduled Maturity Date, (b) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which for purposes hereof shall be no later than the “effective date” hereof) of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (c) the acceleration of the obligations and the termination of the unfunded term loan commitments (if any) hereunder in accordance with the terms hereof, (d) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code and (e) dismissal of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases to one or more cases under chapter 7 of the Bankruptcy Code or appointment of a trustee in any of the Chapter 11 Cases; provided that if any such day is not a Business Day, the Maturity Date shall be the Business Day immediately succeeding such day.

Spirit may voluntarily repay, without premium or penalty, outstanding amounts under the DIP Facility, in whole, or in part, prior to the Scheduled Maturity Date. Mandatory prepayments are only required if asset sales, casualty events or extraordinary receipts occur.

The initial draw of $200.0 million was for general liquidity uses and the later draws were contingent and largely earmarked for aircraft-debt mechanics and transaction execution. The second draw also required post-draw minimum liquidity of $160.0 million.

In connection with the Chapter 11 Cases, on October 31, 2025, the Bankruptcy Court entered the Final DIP Order approving the DIP Borrower, and certain subsidiaries of the Company from time to time party thereto as guarantors, entering into the DIP Credit Agreement, dated October 14, 2025, with the DIP Lenders and the Agent.

As of December 31, 2025, the Bankruptcy Court allowed an amendment to the final DIP Facility order to allow the Company access to the previously agreed third funding draw of $100.0 million. The incremental $100.0 million draw comprised $50.0 million, net of original issuance discount, that was made available for immediate use and access to $50.0 million which was to remain encumbered until the satisfaction of conditions tied to further progress on either a standalone plan of reorganization or strategic transaction. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

As of December 31, 2025, the outstanding 2025 Bankruptcy DIP term loan was included in current maturities of long-term debt, net, and finance leases on the Company’s consolidated balance sheets.

Exit Revolving Credit Facility

Notes to Financial Statements—(Continued)
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

The Exit Revolving Credit Facility is secured by first-priority and second-priority security interests and liens on certain of Spirit Airlines' and its subsidiaries’ assets, including, among other things, (i) the LGA Slots, (ii) certain eligible aircraft spare parts and ground support equipment and (iii) certain aircraft, spare engines and flight simulators. The revolving loans borrowed under the Exit Revolving Credit Facility will bear interest at a variable rate per annum equal to the Company's choice of (i) Adjusted Term SOFR plus 3.25% per annum or (ii) Alternate Base Rate plus 2.25% per annum. The commitment amount of $275.0 million will be reduced to $250.0 million on September 30, 2026.

The Exit Revolving Credit Facility contains customary covenants that, among other things, restrict Spirit Airlines' ability and the ability of its subsidiaries to, among other things, make restricted payments, incur additional indebtedness, create certain liens on the collateral, sell or otherwise dispose of the collateral, engage in certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of Spirit Airlines' and its subsidiaries’ assets. The Exit Revolving Credit Facility also requires the Company to, among other things, maintain (i) so long as any loans or letters of credit are outstanding under the Exit Revolving Credit Facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the Exit Revolving Credit Facility) aggregating not less than $500.0 million, of which no more than $300.0 million may be derived from unused commitments under the Exit Revolving Credit Facility, (ii) a minimum ratio of the borrowing base of the collateral under the Exit Revolving Credit Facility to outstanding obligations under the Exit Revolving Credit Facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the Exit Revolving Credit Facility or repay the loans thereunder by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) the pledged LGA Slots, a specified number of spare engines and the Company's spare parts (subject to certain exceptions) in the collateral under the Exit Revolving Credit Facility so long as any loans or letters of credit are outstanding under the Existing Revolving Credit Facility.

In connection with the Company's 2025 Chapter 11 Cases, the Exit Revolving Credit Facility has been reclassified to liabilities subject to compromise in the Company's consolidated balance sheet as of December 31, 2025. As of the Petition Date, the Company ceased making principal and interest payments and ceased accruing interest expense in relation to long-term debt reclassified as liabilities subject to compromise. Subsequently, on October 27, 2025 and through December 31, 2025, the Debtors made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

Exit Secured Notes

On the Effective Date, certain subsidiaries of Spirit Airlines (the “Co-Issuers”) issued $840.0 million in aggregate principal amount of PIK toggle senior secured notes due 2030 (the “2030 Notes" or the “Exit Secured Notes”). The 2030 Notes were issued in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to institutional “accredited investors” (as defined in Regulation D under the Securities Act) and outside the United States to non-U.S. persons pursuant to Regulation S. The 2030 Notes are the Co-Issuers’ senior secured obligations and are guaranteed on a senior secured basis by Spirit Airlines and each of its direct and indirect subsidiaries existing on the Effective Date or subsequently acquired and/or formed subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor of the 2030 Notes. The 2030 Notes are secured by second-priority liens on certain Exit Revolving Credit Facility priority collateral (including the collateral under the Exit Revolving Credit Facility described in Note 14, Debt and Other Obligations), and a first-priority lien on all other collateral. The 2030 Notes will mature on March 12, 2030, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below). The 2030 Notes bear interest, at the option of Spirit Airlines, (i) at 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum

Notes to Financial Statements—(Continued)
shall be payable in-kind or (ii) at 11.00% per annum payable in cash, in each case, in arrears on a quarterly basis. Interest is calculated on the basis of a 360-day year composed of twelve 30-day months.

On or before March 12, 2027, the 2030 Notes are redeemable by the Co-Issuers, in whole or in part, at a redemption price equal to 100.00% of the aggregate principal amount of the 2030 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

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

Notwithstanding the foregoing, (x) at any time on or prior to the date that is ninety days after the Effective Date, the Co-Issuers may redeem the 2030 Notes, at their option, in whole, at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an 8.0% premium and (y) upon or after the consummation of certain transactions involving acquisitions by a publicly traded airline, the Co-Issuers may redeem the 2030 Notes at their option, in whole, at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an amount equal to the lesser of (A) a 4.0% premium and (B) the then-applicable redemption premium.

The 2030 Notes and guarantees were issued pursuant to an indenture (the "Indenture") by and among Spirit Airlines, the Co-Issuers, the subsidiary guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral custodian. The Indenture contains customary covenants that, among other things, restrict Spirit Airlines' ability and the ability of its subsidiaries to, among other things, make restricted payments, incur additional indebtedness, create certain liens on the collateral, sell or otherwise dispose of the collateral, engage in certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of Spirit Airlines' and its subsidiaries’ assets. In addition, the Indenture requires that Spirit Airlines maintain unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the Exit Revolving Credit Facility) aggregating not less than $450.0 million, of which no more than $300.0 million may be derived from unused commitments under the Exit Revolving Credit Facility.

In connection with the Corporate Reorganization, Spirit entered into a supplemental indenture, by and among the Co-Issuers, Spirit and the Trustee, to the Indenture pursuant to which Spirit guaranteed the 2030 Notes.

In connection with the Company's Chapter 11 Cases, the Exit Secured Notes have been reclassified to liabilities subject to compromise in the Company's consolidated balance sheet as of December 31, 2025. As of the Petition Date, the Company ceased making principal and interest payments and ceased accruing interest expense in relation to long-term debt reclassified as liabilities subject to compromise. However, had interest continued to accrue on this obligation under its original terms, the additional interest expense for the post-petition period ended December 31, 2025 would have been $82.6 million for the exit secured notes.

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

The Class B(R) Certificates represent an interest in the assets of a pass through trust (the “Class B(R) Trust”), which hold certain newly issued equipment notes, designated as “Series B(R)” issued by the Company (the “Series B(R) Equipment Notes”). The Series B(R) Equipment Notes are secured by 27 Airbus A320 family aircraft originally delivered new to the Company between October 2015 and October 2018.

The Series B(R) Equipment Notes have an interest rate of 11.00% per annum. The interest on the issued and outstanding Series B(R) Equipment Notes is payable semi-annually, and principal payments on the issued and outstanding Series B(R) Equipment Notes are scheduled for payment in certain years, and interest and principal payments on the Series B(R) Equipment Notes will be distributed to holders of the Class B(R) Certificates on each April 1 and October 1, commencing October 1, 2025, and the final distribution of the outstanding principal amount of the Series B(R) Equipment Notes to holders of the Class B(R) Certificates is expected on February 15, 2030. The Class B(R) Certificates rank junior to the outstanding pass-through

Notes to Financial Statements—(Continued)
certificates that were previously issued under each of the Spirit Airlines Series 2015-1 (Class A) and Series 2017-1 (Class AA and Class A) pass through certificates.

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

As of December 31, 2025, the 2024 Bankruptcy DIP Facility was fully repaid and terminated in connection with the Company’s emergence from the 2024 Bankruptcy. As of December 31, 2024, the outstanding 2024 Bankruptcy DIP term loan was included in current maturities of long-term debt, net of unamortized discounts, and finance leases on the Company’s consolidated balance sheets.
Long-term debt is comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	As of		As of
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(in millions)		(weighted-average interest rates)
DIP term loan due in 2026	$358.6	$—	11.75%	N/A
DIP term loan due in 2025	—	309.0	N/A	11.82%
Fixed-rate loans due through 2039 (1)	274.8	972.2	3.63%	6.44%
Unsecured term loans due in 2031 (3)	—	136.3	N/A	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	212.6	234.6	4.10%	4.10%
Fixed-rate class AA 2017-1 EETC due through 2030	148.3	160.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	49.4	53.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	—	44.7	N/A	3.80%
Fixed-rate class B(R) 2025 EETC due through 2030	215.0	—	11.00%	N/A
Revolving credit facility due in 2028 (3)	—	300.0	7.27%	6.67%
Long-term debt	$1,258.7	$2,210.5
Less current maturities, net (2)	474.8	436.3
Less unamortized discounts, net (2)	65.0	13.2
Total	$718.9	$1,761.0
(1) As of December 31, 2025, the Company's fixed-rate loans are comprised of bank debt and 13 aircraft recorded as failed sale leaseback transactions, of which only the 13 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information. As of December 31 2024, includes obligations related to 18 aircraft recorded as failed sale leaseback transactions. Refer to Note 15, Leases for additional information.
(2) Includes deferred financing costs associated with the Company’s long-term debt, as well as the original issue discount resulting from fair value adjustments under fresh start accounting.

(3) As of December 31, 2025, these debt instruments are recorded within liabilities subject to compromise on the Company's consolidated balance sheets.
During the Successor Period and the Current Predecessor Period, the Company made scheduled principal payments of $136.0 million and $25.5 million, respectively, on its outstanding debt obligations. In addition, during the Successor Period, the Company made a $30.0 million principal payment under the 2025 Bankruptcy DIP Credit Agreement. During the Current

Notes to Financial Statements—(Continued)
Predecessor Period, the Company fully repaid the 2024 Bankruptcy DIP Facility and Revolving Credit Facility in the amounts of $309.0 million and $300.0 million, respectively.
During the year ended December 31, 2024, the Company made principal payments of $185.4 million on its outstanding debt obligations.
As of December 31, 2025, the successor's long-term debt principal payments for the next five years and thereafter were as follows (in millions):

Successor
December 31, 2025
2026	$502.1
2027	167.9
2028	348.4
2029	58.0
2030	177.3
2031 and beyond	5.0
Total debt principal payments (1)	$1,258.7

(1) Excludes principal payments related to debt instruments recorded within liabilities subject to compromise on the Company's consolidated balance sheets as of December 31, 2025.

Interest Expense

The Successor's interest expense related to long-term debt and finance leases consists of the following (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
8.00% senior secured notes (1)	$—	$17,753	$92,621	$93,010
Fixed-rate term loans (4)	34,609	13,175	69,635	37,213
Unsecured term loans (4)	2,178	265	1,365	1,363
Class A 2015-1 EETC	7,293	1,879	10,078	10,962
Class B 2015-1 EETC	—	—	446	1,954
Class C 2015-1 EETC	—	—	—	777
Class AA 2017-1 EETC	4,122	1,036	5,561	5,990
Class A 2017-1 EETC	1,486	373	2,005	2,159
Class B 2017-1 EETC	227	325	1,748	1,881
Class C 2017-1 EETC	—	—	—	522
Class B(R) 2025-1 EETC (2)	18,813	—	—	—
Convertible notes (3)	—	1,246	15,849	(3,778)
Exit secured notes (4)	48,333	—	—	—
Revolving credit facility (4)	7,818	3,732	4,501	—
DIP term loans	7,102	6,869	812	—
Finance leases	18	5	33	30
Commitment and other fees	792	20	1,340	1,655
Amortization of deferred financing costs and fair value adjustments	28,056	1,004	13,100	15,453
Total	$160,847	$47,682	$219,094	$169,191

(1) Includes interest expense for the Current Predecessor Period. Includes $3.8 million and $4.2 million of accretion and $88.8 million and $88.8 million of interest expense for the twelve months ended December 31, 2024, and 2023, respectively.

Notes to Financial Statements—(Continued)
(2) Includes $0.3 million of amortization of the discount, as well as interest expense, for the Successor Period from March 13, 2025 through December 31, 2025.

(3) Includes interest expense for the convertible notes due 2025 and 2026, for the 2025 Current Predecessor Period. Includes $16.4 million and $14.3 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, offset by $0.5 million and $18.1 million of favorable mark to market adjustments for the convertible notes due 2026 for the twelve months ended, December 31, 2024, and 2023, respectively.

(4) As of December 31, 2025, these debt instruments are recorded within liabilities subject to compromise on the Company's consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expenses for the Successor Period would have been $3.4 million for the unsecured term loans and $82.6 million for the exit secured notes. The Company's fixed-rate loans are comprised of bank debt and 13 aircraft recorded as failed sale leaseback transactions, of which only the 13 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.
As of December 31, 2025 and 2024, the Company had a line of credit for $6.1 million and $6.0 million, respectively, related to corporate credit cards. Respectively, the Company had drawn $0.6 million and $0.9 million as of December 31, 2025 and 2024, which is included in accounts payable.

Notes to Financial Statements—(Continued)
15.Leases

The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leases square footage, enplaned passengers and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 4 to 18 years for aircraft and spare engines and up to 99 years for other leased equipment and property.

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
During the Successor Period, the Company took delivery of one aircraft under sale leaseback transaction and one under direct operating lease. During the Current Predecessor Period, the Company took delivery of two aircraft under sale leaseback transaction. In addition, earlier in the third quarter of 2025, the Company completed sale leaseback transactions involving 14 previously owned spare engines, which resulted in operating leases.
As of December 31, 2025, the Company had a fleet consisting of 131 A320 family aircraft. As of December 31, 2025, the Company had 70 aircraft financed under operating leases with lease term expirations between 2026 and 2043. In addition, the Company owned 48 aircraft, of which none were unencumbered, as of December 31, 2025. The Company also had 13 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within liabilities subject to compromise in the Company's consolidated balance sheets. Refer to Note 14, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's consolidated balance sheets. As of December 31, 2025, the Company also had 16 spare engines financed under operating leases with lease term expiration dates ranging from 2031 to 2037 and owned 18 spare engines, all of which are encumbered, as of December 31, 2025.
As of December 31, 2025, as part of the 2025 Chapter 11 Cases, the Company had rejected the lease agreements related to 83 aircraft and 3 engines. Refer to Note 1, Summary of Significant Accounting Policies for additional information on the aircraft lease agreements rejected during the Successor Period.
As of December 31, 2025, as part of the 2025 Chapter 11 Cases, all aircraft and spare engine leases arising from lease contracts entered into prior to the Petition Date have been classified as liabilities subject to compromise, regardless of whether such leases have been assumed, or are subject to agreements under Section 1110(a) or 1110(b) of the Bankruptcy Code. Accordingly, as of December 31, 2025, the related operating lease liabilities have been reclassified to liabilities subject to compromise on the Company’s consolidated balance sheets, as appropriate under the 2025 Bankruptcy proceedings. Refer to Note 1, Summary of Significant Accounting Policies and Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

Total rent expense for the Successor Period and Current Predecessor Period was $652.6 million and $180.4 million, respectively. Total rent expense for the years ended 2024 and 2023 was $855.5 million and $673.2 million, respectively.

Total rent expense for aircraft and engine operating leases for the Successor Period and Current Predecessor Period was $428.3 million and $120.2 million, respectively. Total rent expense for aircraft and engine operating leases for the years ended December 31, 2024 and 2023 was $541.9 million and $381.2 million, respectively.

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

Notes to Financial Statements—(Continued)
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
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return costs adjustments for aircraft and engines purchased off lease or lease extensions or amendments. The Company expensed $17.2 million, $7.7 million, $36.2 million and $14.0 million of supplemental rent recorded within aircraft rent during the Successor Period, the Current Predecessor Period, 2024 and 2023, respectively.
Under Topic 842, gains and losses on sale leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss (gain) on disposal of assets on the Company's consolidated statements of operations. Refer to Note 7, Loss (Gain) on Disposal of Assets for additional information on the losses (gains) recorded related to the sale leaseback transactions entered into during the Successor Period, the Current Predecessor Period, 2024 and 2023.
As of December 31, 2025, the Company's finance lease obligations primarily related to the lease of office equipment. Payments under these finance lease agreements are generally fixed for terms of five years. Finance lease assets are recorded within property and equipment and the related liabilities within liabilities subject to compromise in the Company's consolidated balance sheets. Lease liabilities and operating lease liabilities related to pre-petition obligations which may be an allowed claim are recorded within liabilities subject to compromise.
The Company has a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company built its new headquarters campus and a 200-unit residential building. This operating lease is recorded within right-of-use assets and the related liability within liabilities subject to compromise on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases		Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases
	(in thousands)
2026	$141	$266,608	$4,894	$271,643
2027	93	250,552	4,140	254,785
2028	67	231,639	2,757	234,463
2029	5	226,356	2,132	228,493
2030	—	214,366	1,513	215,879
2031 and thereafter	—	2,168,914	140,124	2,309,038
Total minimum lease payments	$306	$3,358,435	$155,560	$3,514,301
Less amount representing interest	26	1,385,410	133,651	1,519,087
Present value of minimum lease payments	$280	$1,973,025	$21,909	$1,995,214
Less current portion (1)	127	118,273	4,282	122,682
Long-term portion (1)	$153	$1,854,752	$17,627	$1,872,532
(1) Certain of the Company's lease obligations are included within liabilities subject to compromise on the Company's consolidated balance sheets and may be settled at an amount lower than the contractually future minimum lease payments; therefore, operating lease liability balances included within this table will differ from the operating lease liability balances included within the Company's consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $2.5 million for 2026 and none for 2027 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

Notes to Financial Statements—(Continued)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$183	$38	$277
Interest of lease liabilities	19	5	33
Operating lease cost
Operating lease cost (1)	423,031	114,508	517,016
Short-term lease cost (1)	22,789	5,574	37,294
Variable lease cost (1)	189,232	55,750	272,087
Total lease cost	$635,254	$175,875	$826,707
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2025:

	Successor	Predecessor
	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	21.0 years	15.1 years
Finance leases	2.4 years	2.9 years
Weighted-average discount rate
Operating leases	7.81%	7.11%
Finance leases	6.64%	5.91%

16. Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Aviation Holdings, Inc. Employee Retirement Savings Plan (first plan), Spirit Aviation Holdings, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Aviation Holdings, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan is for all employees that are not covered by the pilots’ collective bargaining agreement, who have at least 60 days of service and have attained the age of 21.
The second plan applies to the Company’s pilots and follows the same service requirements as the first plan. Beginning on March 1, 2018, the Company contributed 11% of each pilot's annual compensation, regardless of the pilot's own contributions. This contribution increased by 1% each March through 2022, reaching 15%. Effective January 1, 2024, the Company's contribution increased to 16%. In December 2025, the Pilot contract was amended, and effective January 1, 2026, the Company's contribution was adjusted to 8%. Refer to Note 18, Commitments, Contingencies and Other Contractual Arrangements, for additional information.
Employer contributions made to all plans were $86.6 million and $23.6 million in the Successor Period and the Current Predecessor Period, respectively, and $128.5 million and $112.4 million in 2024 and 2023, respectively. These contributions were recorded within salaries, wages and benefits in the accompanying consolidated statements of operations.

17. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

Notes to Financial Statements—(Continued)

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
	(in thousands)
Current:
Federal	$(90)	$—	$(5,438)	$5,449
State and local	85	—	(40)	1,309
Foreign	1,734	389	3,485	1,350
Total current expense (benefit)	1,729	389	(1,993)	8,108
Deferred:
Federal	(6,467)	16,527	(54,922)	(115,905)
State and local	(3,503)	954	(3,293)	(3,334)
Total deferred expense (benefit)	(9,970)	17,481	(58,215)	(119,239)
Total income tax expense (benefit)	$(8,241)	$17,870	$(60,208)	$(111,131)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor		Predecessor
	Period from March 13, 2025 through December 31, 2025		Period from January 1, 2025 through March 12, 2025
	(in thousands)	Percentage (%)	(in thousands)	Percentage (%)
U.S. federal statutory tax rate	$(596,591)	21.0%	$18,918	21.0%
State and local income taxes, net of federal benefit (1)	(2,700)	0.1%	864	1.0%
Nontaxable and nondeductible items	23,480	(0.8)%	(81,300)	(90.2)%
Foreign tax effects	1,575	(0.1)%	389	0.4%
Changes in valuation allowance	565,671	(19.9)%	78,977	87.6%
Other	324	—%	22	—%
Total income tax expense (benefit)	$(8,241)	0.3%	$17,870	19.8%

(1) For the Successor Period and Current Predecessor Period, respectively, state and local income taxes in California, Florida and New York City comprised greater than 50% of the tax effect in this category.

The Company had net income tax payments of $1.8 million for the Successor Period and $0.2 million for the Current Predecessor Period.

	Predecessor
	Year Ended December 31,
	2024		2023
	(in thousands)	Percentage (%)	(in thousands)	Percentage (%)
U.S. federal statutory tax rate	$(270,838)	21.0%	$(117,305)	21.0%
State and local income taxes, net of federal benefit (1)	(16,243)	1.3%	(8,460)	1.5%
Nontaxable and nondeductible items	20,751	(1.6)%	7,215	(1.3)%
Foreign tax effects	3,485	(0.3)%	1,882	(0.3)%
Changes in valuation allowance	208,035	(16.1)%	6,787	(1.2)%
Other	(5,398)	0.4%	(1,250)	(0.1)%
Total income tax expense (benefit)	$(60,208)	4.7%	$(111,131)	19.6%

Notes to Financial Statements—(Continued)
(1) For the twelve months ended December 31, 2024 and 2023, respectively, state and local income taxes in California, Florida and New York City comprised greater than 50% of the tax effect in this category.
The Company had net income tax payments of $3.5 million for the twelve months ended December 31, 2024 and net income tax refunds of $32.9 million for the twelve months ended December 31, 2023.
The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2025 and 2024, the significant components of the Company's deferred taxes consisted of the following:

	Successor	Predecessor
	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
Income tax credits	$1,354	$2,441
Net operating losses	452,884	437,400
Deferred revenue	22,378	22,641
Nondeductible accruals	21,772	29,936
Deferred manufacturing credits	—	13,415
Reorganization expenses	29,388	5,054
Accrued lease return conditions	107,138	9,461
Loan liability	77,663	140,313
Operating lease liability	830,455	1,053,684
Interest expense	103,207	70,011
Other	6,817	2,981
Valuation allowance	(813,726)	(226,389)
Deferred tax assets	$839,330	$1,560,948
Deferred tax liabilities:
Property, plant and equipment	412,801	513,028
Accrued aircraft and engine maintenance	20,225	54,574
Right-of-use asset	452,327	1,042,099
Other	13,415	3,174
Deferred tax liabilities	898,768	1,612,875
Net deferred tax assets (liabilities)	$(59,438)	$(51,927)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction-by- jurisdiction basis. As of December 31, 2025 and 2024, the Company had a valuation allowance of $813.7 million and $226.4 million, respectively, primarily against deferred tax assets related to operating lease liabilities and federal and state net operating loss carryforwards.

Notes to Financial Statements—(Continued)
As of December 31, 2025, the Company had $1.4 million of general business tax credits, $1.9 billion of federal net operating loss and $923.4 million of state net operating loss available, that may be applied against future tax liabilities. The state net operating losses will begin to expire in 2027; the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.
For tax years ended December 31, 2025, 2024 and 2023, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2025, 2024 and 2023, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2022 through 2024 tax years are still subject to examination in the United States. Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

18.Commitments, Contingencies and Other Contractual Arrangements
2025 Chapter 11 Cases

As further discussed in Note 1, Summary of Significant Accounting Policies, on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay.

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of December 31, 2025, purchase commitments for the Company's engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $3.4 million in 2026, $60.5 million in 2027, $52.5 million in 2028 and none in 2029 and beyond. These commitments primarily relate to the 10 PW1100G-JM spare engines with deliveries through 2028 from the Company's Engine Purchase Support Agreements.

The Company previously had agreements in place for 36 A320neos and A321neos to be financed through direct leases with a third-party lessor with deliveries scheduled in 2027 and 2028. However, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, these 36 direct leases were canceled, and the Company agreed to enter into 30 new post-petition leases, for which definitive agreements had not yet been executed as of December 31, 2025. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information. As of December 31, 2025, the Company had not executed any new lease agreements and therefore, did not have any aircraft rent commitments for future aircraft deliveries.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2025, the Company is committed to purchase 10 PW1100G-JM spare engines, with deliveries through 2028.

During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase, including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for up to five years, pending discussions to resolve their trade dispute.

Separate from that dispute, the United States imposed reciprocal tariffs on imports from many trading partners, including the European Union, in April 2025, which would have withdrawn the June 2021 suspension and reimposed higher tariffs similar to other imports on aircraft and parts from the European Union.

Notes to Financial Statements—(Continued)
On August 21, 2025, the United States and the European Union agreed on the terms of a new tariff agreement, under which the United States committed, effective September 1, 2025, to apply the higher of either the United States Most Favored Nation (“MFN”) tariff rate or a tariff rate of 15%, comprised of the MFN tariff and a reciprocal tariff, on originating goods of the European Union. Under the MFN treatment, most aircraft and aircraft parts continued to be subject to a 0% tariff.

On February 20, 2026, the United States Supreme Court struck down broader tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). On the same day, the President terminated additional ad valorem duties previously imposed under Executive Order 14257, as amended, and imposed a temporary 10% import surcharge under section 122 of the Trade Act of 1974, effective February 24, 2026 through July 24, 2026. Certain qualifying civil aircraft and aircraft parts are exempt from that surcharge.

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

Interest commitments related to the secured debt financing of 48 aircraft as of December 31, 2025 were $45.9 million in 2026, $36.9 million in 2027, $18.7 million in 2028, $9.6 million in 2029, $3.4 million in 2030 and $0.4 million in 2031 and beyond. These amounts exclude any interest commitments related to debt instruments classified as liabilities subject to compromise on the Company's consolidated balance sheets as of the Petition Date. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information on the debt instruments classified as liabilities subject to compromise. For principal commitments related to the Company's debt financing, refer to Note 14, Debt and Other Obligations.
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

On June 4, 2025, the Company entered into the Agreement with IAE, an affiliate of Pratt & Whitney, pursuant to which IAE provided the Company with a monthly credit, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits.

As of December 31, 2025, Pratt & Whitney issued the Company $135.3 million in credits related to the aircraft on ground ("AOG") days through December 31, 2025. Of the total credits recognized, as of December 31, 2025, $103.7 million and $6.0 million were recorded in the Successor Period and the Current Predecessor Period, respectively, as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's consolidated balance sheets. In addition, during the Successor Period and the Current Predecessor Period, the Company recorded $21.0 million and $4.6 million respectively, in credits on the Company's consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the Successor Period and the Current Predecessor Period, the Company recognized lower depreciation and amortization expense of $24.3 million and $6.1 million, respectively, related to credits recognized, as a reduction of the cost basis of assets purchased from IAE recorded within the Company's consolidated statements of operations.

In connection with the Company's ongoing 2025 Chapter 11 Bankruptcy Proceedings, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process. As a result, the Company did not subsequently receive any additional credits under this agreement.

In addition, in connection with the Chapter 11 Cases, the Company entered into a restructuring term sheet with IAE, dated December 3, 2025, and subsequently entered into a definitive agreement on February 4, 2026. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

Notes to Financial Statements—(Continued)
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2025: $42.2 million in 2026, $33.3 million in 2027, $9.2 million in 2028, $4.1 million in 2029, $3.9 million in 2030 and $2.2 million in 2031 and beyond. The Company's reservation system contract expires in 2028.
Litigation and Assessments
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company's defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company's current estimates. It is possible that the resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company's consolidated results of operations, liquidity or financial condition.
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
On February 24, 2026, the Company received a preliminary assessment from the Transportation Security Administration (“TSA”) related to the recording, refunding, remitting, and reporting of TSA security fees for the period from October 1, 2020 through November 30, 2023. The preliminary assessment is $23.9 million and relates primarily to expired credit shells for which TSA asserts that security fees should have been remitted. The Company disputes TSA’s interpretation of the applicable regulations and believes the assessment is without merit. The Company currently has a pending case before the U.S. Court of Appeals for the Eleventh Circuit regarding this matter, with oral argument scheduled for April 7, 2026. Based on the information currently available, including the status of the appeal and the Company’s evaluation of the underlying legal position, management does not believe that a loss is probable. Accordingly, no liability has been recorded as of the date of this filing. The Company will continue to monitor developments and update its assessment as additional information becomes available.
Employees
The Company has six union-represented employee groups that together represented approximately 81% of all employees as of December 31, 2025. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA") (2)	January 2028	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2028	41%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	4%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association ("AMFA") (2)	N/A (2)	6%

(1) Subject to standard early opener provisions.
(2) CBA is currently under negotiation.

Notes to Financial Statements—(Continued)
In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In May 2024, the parties began negotiations with a National Mediation Board ("NMB"), and those discussions are ongoing. As of December 31, 2025, the Company had approximately 455 AMTs.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots and in July 2024, the parties began negotiations.

As a result of the 2025 Chapter 11 Bankruptcy Proceedings, the Company engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, the Company reached agreements in principle with each of the two unions. These agreements were ratified by union members in December 2025, approved by the Bankruptcy Court on December 29, 2025, and are amendable in January 2028. Under the pilot agreement, hourly pay will be reduced by 8% effective January 1, 2026, and employer 401(k) contributions will be reduced from 16% to 8% for 2026 and 2027. The flight attendant agreement includes a reduction in incentive overtime pay and elimination of ground holding pay in certain circumstances.

During the Current Predecessor Period, the Company furloughed approximately 200 pilots to align with its projected flight volume for 2025 and recorded $0.9 million in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on the Company's consolidated statements of operations. In addition, as part of the Company's ongoing efforts to optimize and enhance efficiencies, it made the decision to eliminate approximately 200 positions from various departments. The Company recorded $1.8 million in expenses related to these efforts during the Current Predecessor Period. These expenses were recorded within salaries, wages and benefits on the Company’s consolidated statements of operations.

Furthermore, to continue its ongoing efforts to optimize and enhance efficiencies, in July 2025, the Company announced the downgrade of approximately 140 Captains to First Officers and the furlough of approximately 270 pilots, effective October 1, 2025 and November 1, 2025, respectively, to align with its projected flight volume for 2026. The Company recorded $7.2 million in expenses related to these actions during the Successor Period. These expenses were recorded within special charges, non-operating expense on the Company’s consolidated statements of operations. Additionally, in September 2025, the Company announced the furlough of approximately 1,800 flight attendants, effective November 1, 2025.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $13.4 million and $11.6 million, for health care claims as of December 31, 2025 and 2024, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

19.Fair Value Measurements
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
Long-Lived Assets Impairment Analysis

Notes to Financial Statements—(Continued)
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value.
As of December 31, 2025, the Company identified indicators of potential impairment, including continued negative cash flows and the commencement of the 2025 Chapter 11 Bankruptcy Proceedings during the third quarter of 2025. These indicators prompted the Company to perform a recoverability analysis on its assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations, estimated salvage values, and estimates related to the Company's plan of reorganization. The Company assessed whether any impairment of its long-lived assets existed as of December 31, 2025 and has determined that the assets are recoverable.
The Company’s assumptions about future conditions that are important to its assessment of potential impairment of its long-lived assets are subject to uncertainty and may be subject to the Company's reorganization strategy. The Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
Indefinite-Lived Intangible Asset Impairment Analysis

With the adoption of fresh start accounting, the Company recorded $83.5 million of indefinite-lived intangible assets within intangible assets on the Company's consolidated balance sheet as of the Fresh Start Reporting Date. The Company's indefinite-lived intangible assets are related to the LGA Slots.

These indefinite-lived intangible assets are assessed for impairment annually on September 1 (the "Annual Test Date"), or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. As of December 31, 2025, the Company had not identified any such events or circumstances that would indicate the fair value of the LGA Slots is below their carrying value. Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. The Company performed a qualitative test to evaluate whether the assets were impaired on the Annual Test Date in 2025. As part of the qualitative test, the Company also considered fair value estimates provided by an independent third-party specialist. The specialist applies a market approach to determine fair value, which relies on recent slot transaction data, market lease rates and input from industry participants and regulatory agencies. Slot values are further adjusted based on factors such as time-of-day, peak demand and qualitative considerations. These valuations reflect market participant assumptions and, in combination with other qualitative factors considered, are used to determine whether it is more likely than not that the fair value of the Slots is less than their carrying amount.
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
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2025 and December 31, 2024, were as follows:

Notes to Financial Statements—(Continued)

	Successor		Predecessor
	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
DIP term loans	$358.6	$358.6	$309.0	$309.0	Level 3
Fixed-rate term loans	274.8	325.9	972.2	970.7	Level 3
Unsecured term loans	—	—	136.3	130.4	Level 3
2015-1 EETC Class A	212.6	200.4	234.6	215.8	Level 2
2017-1 EETC Class AA	148.3	136.8	160.3	140.4	Level 2
2017-1 EETC Class A	49.4	44.3	53.4	45.8	Level 2
2017-1 EETC Class B	—	—	44.7	40.5	Level 2
2025 EETC Class B	215.0	208.0	—	—	Level 2
Revolving credit facility due 2028	—	—	300.0	300.0	Level 3
Total long-term debt	$1,258.7	$1,274.0	$2,210.5	$2,152.6

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2025 and December 31, 2024 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Restricted Cash

Restricted cash is comprised of cash held in accounts subject to restrictions imposed by the Bankruptcy court or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2025, the Company had $36.7 million in standby letters of credit secured by $38.5 million of restricted cash, of which $35.6 million were issued letters of credit. The Company also had $341.8 million of restricted cash held as collateral for the Exit Secured Notes, $100.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $61.7 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Exit Secured Notes and $6.0 million in pledged cash pursuant to its corporate credit cards. Furthermore, the Company had $43.3 million allocated to fund required escrow accounts due to the Bankruptcy filing.
Short-term Investment Securities

As of December 31, 2025, the Company did not have short-term investment securities. As of December 31, 2024 the Company had short-term investment securities classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities as of December 31, 2024 were categorized as Level 1 instruments, as the Company used quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 10, Short-term Investment Securities.

Assets Held for Sale
During the third quarter of the Successor Period, the Company reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale. The original sales agreement for these aircraft expired during the third quarter of the Successor Period, and as of December 31, 2025, the Company retained the assets for ongoing use in operations. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the aircraft to property and equipment on its consolidated balance sheets as they will be held and used. In accordance with the guidance, the assets were measured at the lower of (i) their carrying amount, adjusted for depreciation that would have been recognized had they remained classified as held and used, or (ii) their fair value as of the date the decision not to sell was made. In addition, net proceeds of any refinancing, sale or other disposition of these aircraft after satisfaction in full of any Aircraft Loans secured by such aircraft serve as collateral under the DIP loan agreement executed on October 14, 2025.

Notes to Financial Statements—(Continued)
During the third quarter of the Successor Period, the Company recorded the related aircraft to their adjusted carrying amount of $429.5 million, within property and equipment on its consolidated balance sheets, which represents the amount the aircraft would have been recorded had they never been classified as held for sale. In addition, the Company recorded a $3.2 million gain, within loss (gain) on disposal of assets within its consolidated statement of operations during the Successor Period, related to this reclassification, reflecting the difference between the adjusted carrying value and the prior held for sale balance.
The Company's assets held for sale as of December 31, 2024 primarily consisted of 21 A320ceo and A321ceos aircraft, which are now classified as property and equipment on the Company's consolidated balance sheets as they will be held and used. For additional information, refer to Note 1, Summary of Significant Accounting Policies.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Successor Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$273.0	$273.0	$—	$—
Restricted cash	591.4	591.4	—	—
Assets held for sale	3.0	—	—	3.0
Total assets	$867.4	$864.4	$—	$3.0

Total liabilities	$—	$—	$—	$—

	Predecessor Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$902.1	$902.1	$—	$—
Restricted cash	168.4	168.4	—	—
Short-term investment securities	118.3	118.3	—	—
Assets held for sale	463.0	—	—	463.0
Total assets	$1,651.8	$1,188.8	$—	$463.0

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2025 or December 31, 2024.

20.Operating Segments and Related Disclosures
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

Notes to Financial Statements—(Continued)
During the first quarter of 2025, Ted Christie, then President and Chief Executive Officer, served as the Company’s CODM and was responsible for overseeing operating performance, allocating resources and regularly communicating with executive team on these matters. Subsequently, on April 6, 2025, Ted Christie stepped down from his role. On April 17, 2025, the Board appointed David Davis as President and Chief Executive Officer and as a member of the Board, in each case effective as of April 21, 2025. Beginning on the effective date, Mr. Davis assumed the role of CODM and became responsible for overseeing the Company’s operating performance, resource allocation and executive-level decision-making. For more information on the consolidated operating results of the Company’s single reportable segment, refer to the Company’s consolidated statements of operations.
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below (in thousands):

	Successor	Predecessor
	Period from March 13, 2025 through December 31, 2025	Period from January 1, 2025 through March 12, 2025	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
DOT—Domestic	$2,673,384	$663,201	$4,358,205	$4,676,143
DOT—Latin America	368,009	92,153	555,216	686,406
Total	$3,041,393	$755,354	$4,913,421	$5,362,549

During the Successor Period and the Current Predecessor Period as well as during 2024 and 2023, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Aviation Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit Aviation Holdings, Inc. (the Company) as of December 31, 2025 (Successor) and 2024 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for the periods March 13, 2025 through December 31, 2025 (Successor), January 1, 2025 through March 12, 2025 (Predecessor), and for each of the two years in the period ended December 31, 2024 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 (Successor) and 2024 (Predecessor), and the results of its operations and its cash flows for the periods March 13, 2025 through December 31, 2025 (Successor), January 1, 2025 through March 12, 2025 (Predecessor), and for the years ended December 31, 2024 and 2023 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
Company Reorganization

As discussed in Note 1, Note 4 and Note 5 to the consolidated financial statements, on February 20, 2025 the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on March 12, 2025. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1, Note 4 and Note 5.

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

Notes to Financial Statements—(Continued)
communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fresh Start Accounting – Valuation of Aircraft and Engines
Description of the Matter	As described in Note 5 to the consolidated financial statements, the Company emerged from the 2024 Bankruptcy on March 12, 2025. At the emergence date, the Company qualified for and applied fresh start accounting in accordance with ASC 852, Reorganizations, which required it to remeasure its assets and liabilities at fair value in accordance with ASC 805, Business Combinations and ASC 820, Fair Value Measurements.

Auditing the Company’s application of fresh start accounting was complex due to the estimation uncertainty in determining the fair value of aircraft and engines. The estimation uncertainty was primarily due to selecting an appropriate valuation methodology and evaluating the range of market data available for identical or similar assets, including maintenance adjusted values for aircraft and engines.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s fair value measurement of aircraft and engines. This included internal controls over management’s review of the valuation methodology used to measure the assets and review of the fair values relative to the ranges indicated by the market data.

To test the fair value of the Company’s aircraft and engines, our audit procedures included, among others, evaluating the Company’s use of the market approach, involving our valuation specialists to assist in testing the market data used to measure the assets and testing the completeness and accuracy of the underlying data. We compared the market data used by the Company to market data from different sources, when available.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Miami, Florida
March 16, 2026

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Aviation Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit Aviation Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Aviation Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 16, 2026 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Miami, Florida
March 16, 2026

Notes to Financial Statements—(Continued)
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Notes to Financial Statements—(Continued)
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2026 Proxy Statement is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2026 Proxy Statement, our 2026 Proxy Statement shall not be deemed to be filed as part of this Report.

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

2.1
Order Confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 2.1 to Former Spirit’s Current Report on Form 8-K filed with the SEC on February 21, 2025), is hereby incorporated by reference.

2.2	Confirmation Order, dated February 20, 2025, filed as Exhibit 2.1 to the Company's Form 8-K dated February 20, 2025, is hereby incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Spirit Aviation Holdings, Inc., dated as of March 12, 2025, filed as Exhibit 3.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Aviation Holdings, Inc., dated as of March 12, 2025, filed as Exhibit 3.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement dated July 16, 2025 (No. 333-288706), is hereby incorporated by reference.

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

4.47
Trust Supplement No. 2025-1B(R), dated as of March 27, 2025, between Spirit Airlines, LLC and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.1 to the Company's Form 10-Q dated May 30, 2025, is hereby incorporated by reference.

4.48
Exit Notes Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent, filed as Exhibit 4.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.49	Form of PIK Toggle Senior Secured Notes due 2030 (included in Exhibit [4.69] hereto), filed as Exhibit 4.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.50
First Supplemental Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, Spirit Aviation Holdings, Inc., as HoldCo Guarantor, and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.3 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.51
Tranche 1 Warrant Agreement, dated as of March 12, 2025, between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.4 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.52
Tranche 2 Warrant Agreement, dated as of March 12, 2025, between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.5 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.53	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.9+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.4 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.10+
Letter Agreement, dated January 16, 2012, by and between Spirit Airlines, Inc. and Jim Lynde, filed as Exhibit 10.27 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.11
Framework Agreement, dated as of October 1, 2014, by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

10.12
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.13
Form of Annual Cash Award Grant Notice and Annual Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.14
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

10.16	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.17
Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.18	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.19†
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

10.20†
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated June 12, 2018, is hereby incorporated by reference.

10.21+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.22
Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent, filed as Exhibit 10.1 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.23+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company's Form 10-K dated February 8, 2022, is hereby incorporated by reference.

10.24
Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.25†
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

10.42
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.43
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.44
Form of Time-based Cash Award Agreement (2-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.45
Form of Time-based Cash Award Agreement (3-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.46
Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp. and Spirit Airlines, Inc, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2024, is hereby incorporated by reference.

10.47†
PW1100 AOG Special Support Letter Agreement, dated March 26, 2024, by and between International Aero Engines, LLC and Spirit Airlines, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.48+
Spirit Airlines, Inc. 2024 Incentive Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 25, 2024 (File No. 001-35186), is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.49+	Offer Letter, dated July 1, 2024, between Spirit Airlines, Inc. and Frederick S. Cromer, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2024, is hereby incorporated by reference.

10.50†
Fourth Amendment to Credit and Guaranty Agreement, dated as of July 2, 2024, between Spirit Airlines, Inc., Wilmington Trust, National Association, as collateral agent, Citibank, N.A., as administrative agent and issuing lender, and the lenders party thereto, filed as Exhibit 10.2 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.51
Letter Agreement (2024-1), dated as of July 2, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.52
Letter Agreement (2024-2), dated as of September 9, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association filed as Exhibit 10.6 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.53
Letter Agreement (2024-3), dated as of October 11, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.69 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference..

10.54†
Term Sheet, dated as of October 18, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC, filed as Exhibit 10.70 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference.

10.55†
Aircraft Sale and Purchase Agreement (Spirit-GAT 2024), dated as of October 29, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC, filed as Exhibit 10.71 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference.

10.56
Restructuring Support Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Consenting Stakeholders (as defined therein), filed as Exhibit 10.1 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.57
Backstop Commitment Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Backstop Commitment Parties (as defined therein), filed as Exhibit 10.2 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.58	Debtor-in-Possession Term Sheet, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.59
Form of Retention Agreement, dated as of November 12, 2024, by and among Spirit Airlines and a named executive officer of the Company, filed as Exhibit 10.4 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.60
Amended and Restated Credit and Guaranty Agreement dated as of March 12, 2025, by and among Spirit Airlines, Inc., as borrower, the subsidiaries guarantors party thereto, Citibank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.61
Registration Rights Agreement, dated as of March 12, 2025, by and among Spirit Aviation Holdings, Inc. and the holders party thereto, filed as Exhibit 10.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.62
Form of Indemnification Agreement between Spirit Aviation Holdings, Inc. and its directors and executive officers, filed as Exhibit 10.3 to the Company's Form 10-Q dated May 30, 2025, is hereby incorporated by reference.

10.63+
Separation and Release Agreement between Edward M. Christie and Spirit Aviation Holdings, Inc. dated April 6, 2025, filed as Exhibit 10.1 to the Company's Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.64+†
Employment Agreement between David Davis and Spirit Aviation Holdings, Inc. dated April 16, 2025, filed as Exhibit 10.2 to the Company's Form 10-Q dated August 11,2025, is hereby incorporated by reference.

10.65†	Escrow Agreement with David Davis dated April 18, 2025, filed as Exhibit 10.3 to the Company's Form 10-Q dated August 11,2025, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.66+	Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan dated April 16, 2025, filed as Exhibit 10.4 to the Company's Form 10-Q dated August 11,2025, is hereby incorporated by reference .

10.67+
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Performance-and-Time-based), filed as Exhibit 10.5 to the Company's Form 10-Q dated August 11,2025, is hereby incorporated by reference.

10.68+	Inducement Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.6 to the Company's Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.69+	Initial Restricted Stock Units Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.7 to the Company's Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.70+	Initial Performance Stock Units Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.8 to the Company's Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.71+
Separation and Release Agreement between Matthew H. Klein and Spirit Aviation Holdings, Inc. dated April 17, 2025, filed as Exhibit 10.9 to the Company's Form 10-Q dated August 11,2025, is hereby incorporated by reference.

10.72†
Letter Agreement between International Aero Engines, LLC and Spirit Airlines, LLC dated June 4, 2025, filed as Exhibit 10.10 to the Company's Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.73+
Spirit Aviation Holdings, Inc. 2025 Executive Severance Plan, effective as of July 21, 2025, filed as Exhibit 10.1 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.74†	Letter Agreement between Spirit and U.S. Bank National Association August 15, 2025, filed as Exhibit 10.2 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.75†
Omnibus Amendment to the Signatory Agreement between Spirit Airlines, LLC f/k/a Spirit Airlines, Inc., U.S. Bank National Association and various parties listed therein, dated August 20, 2025, filed as Exhibit 10.3 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.76
Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and a named executive officer of the Company filed as Exhibit 10.1 to the Company's Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.77
Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and David Davis filed as Exhibit 10.2 to the Company's Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.78+
Form of Restricted Stock Unit Award Grant Notice and Restricted Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan, filed as Exhibit 10.6 to the Company's Form 10-Q dated November 10,2025, is hereby incorporated by reference.

10.79+
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan, filed as Exhibit 10.7 to the Company's Form 10-Q dated November 10,2025, is hereby incorporated by reference.

10.80+
Form of Performance-Based Cash Incentive Award Grant Notice and Performance-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.8 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.81+
Form of Time-Based Cash Incentive Award Grant Notice and Time-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.9 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.82+
Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.10 to the Company's Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.83
Superpriority Priming Debtor-in-Possession Credit Agreement, dated as of October 14, 2025, among Spirit Airlines, LLC, Spirit Aviation Holdings, Inc., Wilmington Trust, National Associate, as administrative agent and collateral agent and the creditors from time to time party thereto, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 14, 2025, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.84	Global Restructuring Term Sheet, filed as Exhibit 10.2 to the Company’s Form 8-K dated October 14, 2025, is hereby incorporated by reference.

10.85+
Commitment Letter, dated as of January 14, 2025, among Spirit Airlines, Inc. and the other parties thereto, filed as Exhibit 10.1 to the Company's Form 8-K dated January 16, 2025, is hereby incorporated by reference.

10.86†
Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, dated December 23, 2024, among Spirit Airlines, Inc., Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent and the creditors from time to time party thereto, filed as Exhibit 10.2 to the Company's Form 8-K dated January 16, 2025, is hereby incorporated by reference.

10.87
Amendment No. 1 to Superpriority Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of December 15, 2025, among Spirit Airlines, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2025, is hereby incorporated by reference.

19.1	Insider Trading Compliance Program of Spirit Aviation Holdings Inc.

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Spirit Aviation Holdings, Inc. Dodd-Frank Clawback Policy

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AVIATION HOLDINGS, INC.

Date: March 16, 2026	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dave Davis, Frederick Cromer and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Dave Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
Dave Davis
/s/ Frederick S. Cromer	Executive Vice President and Chief Financial Officer	March 16, 2026
Frederick S. Cromer
/s/ Griselle Molina	Vice President, Controller (Principal Accounting Officer)	March 16, 2026
Griselle Molina
/s/ Robert Milton	Director (Chairman of the Board)	March 16, 2026
Robert Milton
/s/ Eugene Davis	Director	March 16, 2026
Eugene Davis
/s/ Timothy Bernlohr	Director	March 16, 2026
Timothy Bernlohr
/s/ Andrea Fischer Newman	Director	March 16, 2026
Andrea Fischer Newman
/s/ David N. Siegel	Director	March 16, 2026
David N. Siegel
/s/ Radha Tilton	Director	March 16, 2026
Radha Tilton