Form 10-K/A
period 2025-12-31
Spirit Aviation Holdings, Inc.
filed 2026-04-30
CIK 1498710

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
The number of shares of each registrant’s classes of common stock outstanding as of the close of business on April 28, 2026:

Class	Number of Shares
Common Stock, $0.0001 par value per share	28,365,259

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2025, that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Form
10-K”).
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
10-K.
As previously disclosed, on November 18, 2024, Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc. “Former Spirit”) (“Spirit Airlines”) commenced a voluntary case under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, certain of Spirit Airlines’ subsidiaries (together with Spirit Airlines, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy Case (the “2024 Bankruptcy” or “2024 Chapter 11 Bankruptcy”). Former Spirit completed a corporate reorganization pursuant to which Spirit Aviation Holdings, Inc., a Delaware corporation (the “Company”) became the new parent company, with Spirit Airlines becoming a wholly owned subsidiary of the Company and converted from a Delaware corporation to a Delaware limited liability company. The Company is the successor registrant to Former Spirit.
On August 29, 2025 (the “Petition Date”), the Company, and each of its direct or indirect subsidiaries, filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “2025 Bankruptcy” or “2025 Chapter 11 Bankruptcy Proceedings”).
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
10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following persons serve as Spirit’s executive officers and directors as of the date of this Amendment. For biographical information concerning the executive officers and directors, see below.

Executive Officers and Directors	Age	Position
David Davis	59	President, Chief Executive Officer and Director
Fred Cromer	61	Executive Vice President and Chief Financial Officer
John Bendoraitis	62	Executive Vice President and Chief Operating Officer
Thomas C. Canfield	70	Executive Vice President, General Counsel and Secretary
Rana Ghosh	57	Senior Vice President and Chief Commercial Officer
Griselle Molina	50	Vice President and Controller
Robert A. Milton	65	Director
David N. Siegel Timothy Bernlohr Eugene I. Davis Andrea Fischer Newman Radha Tilton	64 66 71 67 46	Director Director Director Director Director

Executive Officers

David Davis, 59. Mr. Davis has served as our President, Chief Executive Officer and Director since April 2025. Mr. Davis previously served as Chief Financial Officer and a member of the board of directors of Sun Country Airlines Holdings, Inc. (“Sun Country”) since April 2018 and as President of Sun Country since December 2019. Prior thereto, from December 2017 to April 2018, Mr. Davis was an advisor to Sun Country. From July 2014 to February 2017, Mr. Davis served as Chief Executive Officer and a member of the board of directors, and from November 2012 to June 2014, served as Chief Financial Officer and Chief Operating Officer, of Global Eagle Entertainment, Inc., a leading global provider of media content and satellite-based connectivity systems for use in commercial aviation, maritime and remote land-based applications. Prior thereto, Mr. Davis was the Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc., the world’s fourth largest airline prior to its sale to Delta Air Lines in 2008. Additionally, Mr. Davis has held various finance leadership positions at US Airways, Perseus LLC, and Budget Group, as well as served on the boards of directors of Globecomm Systems, Inc., Lumexis Corporation and ARINC Corporation. Mr. Davis also currently serves on the board of directors of Volotea Airlines. Mr. Davis received a Bachelor of Aerospace Engineering and Mechanics degree and an MBA from the University of Minnesota.

Fred Cromer, 61. Mr. Cromer has served as our Executive Vice President and Chief Financial Officer since July 2024. Mr. Cromer has held various executive and corporate finance positions throughout his three decades of experience in the aviation industry. Prior to Spirit, he served as Chief Executive Officer at Xwing, a developer of advanced autonomy systems for aviation and defense, from July 2023 to July 2024, and was Xwing’s Chief Financial Officer from October 2021 to September 2023. Before Xwing, Mr. Cromer served as President of Bombardier Commercial Aircraft from 2015 to 2020, President of International Lease Finance Corporation from 2008 to 2015 and Vice President and Chief Financial Officer of ExpressJet Airlines from 1998 to 2008.

John Bendoraitis, 61. Mr. Bendoraitis has served as our Executive Vice President and Chief Operating Officer since December 2017. From October 2013 to December 2017, he served as our Senior Vice President and Chief Operating Officer. Prior to joining Spirit, Mr. Bendoraitis served as Chief Operating Officer of Frontier Airlines from March 2012 to October 2013. Previously, from 2008 to 2012, he served as President of Comair Airlines. From 2006 to 2008, he served as President of Compass Airlines, where he was responsible for the certification and launch of the airline. Mr. Bendoraitis began his aviation career in 1984 at Northwest Airlines, where over a 22-year span he worked his way up from aircraft technician to vice president of base maintenance operations.

Thomas C. Canfield, 70. Mr. Canfield is our Executive Vice President, General Counsel and Secretary. From October 2007 to July 2025, he served as our Senior Vice President, General Counsel and Secretary. From September 2006 to October 2007, Mr. Canfield served as General Counsel & Secretary of Point Blank Solutions, Inc., a manufacturer of antiballistic body armor. Prior to Point Blank, from 2004 to 2007, he served as CEO and Plan Administrator of AT&T Latin America Corp., a public company formerly known as FirstCom Corporation, which developed high-speed fiber networks in 17 Latin American cities. Mr. Canfield also served as General Counsel & Secretary at AT&T Latin America Corp from 1999 to 2004. Previously, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP. Mr. Canfield serves on the board and on the audit and nominating and corporate governance committees of Iridium Communications Inc., a satellite communications company.

Rana Ghosh, 57. Mr. Ghosh has served as our Senior Vice President and Chief Commercial Officer since April 2025. Since joining Spirit in 2015, Mr. Ghosh has held several progressive roles, most recently as Senior Vice President and Chief Transformation Officer, leading the strategic repositioning of the airline for future growth. Before joining Spirit, he held executive sales and marketing positions at Liberty Power and Direct Energy over a 13-year span. Prior to that, Mr. Ghosh held leadership roles in customer care for CIBC Finance for seven years.

Griselle Molina, 50. Ms. Molina has served as our Vice President and Controller since May 2024. Previously, Ms. Molina served as our Assistant Controller and Senior Director from 2019 to May 2024, Director of Corporate Accounting from 2017 to 2019, and Director of International Reporting and Compliance Director from 2013 to 2017. Prior to joining Spirit, from 2004 to 2013, Ms. Molina served public clients in the Audit Practice at KPMG. Ms. Molina has served as Treasurer of the Spirit Airlines Charitable Foundation since 2018.

Directors

Robert A. Milton, 65. Mr. Milton is an experienced independent director with wide-ranging experience in the aviation industry. Mr. Milton currently is the lead director of Air Lease Corporation. Mr. Milton served as Chairman and Chief Executive Officer of ACE Aviation Holdings, Inc., a holding company for Air Canada and other aviation interests (“ACE”) from 2004 to 2012, and served as Chairman of Air Canada from 2004 until 2007. Mr. Milton served as President and Chief Executive Officer of Air Canada from 1999 until 2004, and prior to that served as Executive Vice President and Chief Operating Officer of Air Canada. Mr. Milton is the former non-executive chairman of United Continental Holdings, Inc. and also is a former director of Breeze Aviation Group, Inc. (the holding company of Breeze Airways), Cathay Pacific Airways Limited, US Airways, Inc., AirAsia Bhd, and TAP Portugal. Mr. Milton is a trustee of the Georgia Tech Foundation and a Director (Emeritus) of the Smithsonian Air and Space Museum, and previously served as Chair of the International Air Transport Association’s Board of Governors. Mr. Milton has a Bachelor of Science in Industrial Management from the Georgia Institute of Technology.

David N. Siegel, 64. Mr. Siegel has served as a Senior Aviation Advisor at Apollo Global Management since 2017. As part of his advisory role, he serves as Chairman of Atlas Airlines World-Wide and was previously Chairman of Sun Country Airlines. He is also currently Chairman of Volotea Airlines, S.A. and Swissport International, AG. Previously, Mr. Siegel served as the turnaround CEO of several aviation companies including: AWAS (aircraft leasing); Frontier Airlines; XOJET (business aviation); US Airways Group; and Continental Express. Mr. Seigel was also Chairman and CEO of Gategroup AG. In addition to his aviation experience, Mr. Siegel was also Chairman of Genesis Park Acquisition Corp. and Chairman and CEO of Avis-Budget Group. Mr. Siegel earned an M.B.A., with honors, from the Harvard Business School and an Sc.B., magna cum laude, in Applied Mathematics-Economics from Brown University.

Timothy Bernlohr, 66. Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including in and out of court restructurings, wind downs, interim executive management, and strategic planning services. He founded the consultancy in 2004. Mr. Bernlohr is a recognized expert in executive compensation and corporate governance and has served as Chairman of over 40 compensation committees. He is also the former President and CEO of RBX Industries, Inc., which was a leader in the design, manufacture, and marketer of rubber and plastic materials to the automotive, building materials, and aviation markets. RBX® was sold to multiple buyers in 2004 and 2005. Prior to joining RBX® in 1997, Mr. Bernlohr spent 16 years in the international and industry products division of Armstrong World Industries, Inc. in a variety of management positions. Mr. Bernlohr presently serves in the following corporate governance capacities: Chairman of the board of directors of Lumileds BV, an international manufacturer of LED lighting solutions for the automotive and general illumination markets; and Director and Chairman of the compensation committees of Smurfit Westrock, (SW, NYSE) an international manufacturer, marketer, and recycler of corrugated packaging materials and specialty paper, and International Seaways, Inc., (INSW, NYSE) an international shipper of crude oil and petroleum products. Within the prior five years Mr. Bernlohr has served as chairman of the board or compensation committee chair of WestRock Company, F-45 Training, Inc., Champion Homes, Inc., and Atlas Air Worldwide Holdings, Inc., all public companies. Mr. Bernlohr is a graduate of Pennsylvania State University.

Eugene I. Davis, 71. Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC. Since founding the firm in 1999, Mr. Davis has managed numerous debtor and creditor side pre- and post-restructuring assignments involving businesses in various industries, including: Aviation and Airlines; Automotive; Consumer Products; Retail & Cataloguing; Financial Services; Healthcare & Medical Technology; Industrial Materials; Manufacturing & Distribution; Media & Entertainment; Power, Energy, Oil, Gas & Mining; Publishing; Real Estate; Technology; Telecommunications; and Transportation / Logistics. Mr. Davis has handled over 300 international assignments covering jurisdictions spanning Europe, the Americas, Africa, Asia, and Oceania. Mr. Davis’ work aims to generate investor returns through various monetization strategies, including sale, divestiture, merger, IPO, leveraged recapitalization, or a combination thereof. Prior to founding PIRINATE Consulting, Mr. Davis set up, reorganized, operated, and managed companies in over 50 countries. Notable assignments included Mr. Davis serving as Chief Operating Officer of Total-Tel Communications, Inc., Vice Chairman and CEO of Sport Supply Group, Inc. and Vice Chairman and President of Emerson Radio Corporation (all public companies). In each of these cases, Mr. Davis led a team that restructured the relevant Company’s balance sheet (inside and outside of bankruptcy proceedings) while designing and implementing new strategic and tactical plans that successfully enhanced shareholder value. Mr. Davis also practiced law as Partner/Shareholder & Head of Corporate & Securities Practice for Holmes, Millard & Duncan, P.C., in Dallas, Texas; as Partner at Arter & Hadden in Dallas, Texas; and as an Associate at Akin, Gump, Strauss, Hauer & Feld in Dallas, Texas, where he specialized in corporate and securities, oil and gas, and restructuring law and was involved in numerous public and private debt and equity securities offerings, asset-based financing transactions, debt restructurings, and domestic and international acquisitions. Prior to this, Mr. Davis was an international negotiator for Amoco (Standard Oil of Indiana).

Andrea Fischer Newman, 67. Ms. Newman is a distinguished professional with a multifaceted career spanning law, government, and corporate leadership. Since 2021, Ms. Newman has served as a Director for StandardAero, one of the world’s leading independent maintenance, repair, and overhaul (MRO) providers. She also serves on the Boards of three private equity backed companies: Prime Flight Aviation, providing aviation services to passenger, cargo, general aviation and airports, which she joined in November 2017; Sequitur Energy Resources LLC, an independent oil producer with assets primarily in the Southern Midland Basin, in West Texas, which she joined in 2018; and LAUNCH Technical Workforce Solutions, specializing staffing firm for the aviation and defense industries, which she joined in 2025. Ms. Newman served as Senior Vice President – Government Affairs for Delta Air Lines from 2008-2017, with responsibility for International, Regulatory, Federal, State, and Local government affairs. From 2001-2008, she was Senior Vice President – Government Affairs for Northwest Airlines and helped oversee the regulatory approvals required for the Delta-Northwest merger in 2008. Ms. Newman joined Northwest in 1995, also serving as Vice President for State & Local Government Affairs and as an Associate General Counsel. Prior to her airline career, she was a Senior Partner at Miller, Canfield, Paddock, and Stone, a Detroit, Michigan law firm, from 1992-1994, and Senior Counsel from 1988-1992. Ms. Newman’s public service includes serving as a member of the Federal Service Impasses Panel (Federal Labor Relations Authority) from 2002-2009 and from 2017-2021. Ms. Newman was an elected member of the Board of Regents of the University of Michigan from 1995-2019. Ms. Newman received her J.D. from the George Washington University National Law Center and was an honors graduate of the University of Michigan.

Radha Tilton, 46. Ms. Tilton joined General Motors Company as Vice President, Treasurer in October 2024. Ms. Tilton is responsible for leading the company’s global treasury and asset management operations, including capital planning, capital markets, treasury operations, insurance, banking activities, and pension plans. Prior to joining General Motors as treasurer, Ms. Tilton was a managing director in investment banking at Goldman Sachs in New York, where she worked for over seventeen years. She held the position of Head of Transportation Structured Finance and Co-Head of Industrials Leveraged Finance. In these roles, she was responsible for capital raising for transportation companies in the private and public capital markets as well as from the firm’s own balance sheet. She was also a member of the Structured Finance Capital Committee, which reviewed and approved financing transactions. Earlier in her career, Ms. Tilton was a research assistant at the Board of Governors of the Federal Reserve System in Washington, D.C., in the Monetary Affairs group. Her research focused on the intersection of financial markets, macroeconomics, and monetary policy, and was used by the Federal Open Markets Committee to analyze and implement monetary policy decisions. Ms. Tilton is a graduate of Wellesley College with a bachelor’s degree in economics and holds an MBA in analytic finance from the University of Chicago Booth School of Business.

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

Board Committee Independence Standards

While the Company was delisted from NYSE American in September 2025 and is therefore no longer required to comply with the director independence standards of NYSE American with respect to its Audit and Risk Management Committee, Compensation Committee and Nominating and Corporate Governance Committee, solely for purposes of the disclosures in this Amendment, the Company has applied the independence standards of NYSE American in accordance with Regulation S-K, Item 407(a)(1)(ii).

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

The current members of our Audit and Risk Management Committee are Eugene I. Davis, Timothy Bernlohr, Andrea Fischer Newman, and Radha Tilton, with Mr. Davis serving as the chair of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE American. The Board has determined that all members of the Audit and Risk Management Committee are financial experts as defined under the applicable rules of the SEC and thereby have the accounting and financial management expertise required under the applicable rules and regulations of the NYSE American. All four members of the Audit and Risk Management Committee are independent directors as defined under the applicable rules and regulations of the SEC and NYSE American.

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

The Nominating and Corporate Governance Committee reviews candidates for directors in the context of the current composition, skills and expertise of the Board, the operating requirements of the Company and the interests of stockholders. It also takes into consideration applicable laws and regulations, diversity, skills, experience, integrity, ability to make independent analytical inquiries, understanding of the Company’s business and business environment, willingness and availability to devote adequate time and effort to Board responsibilities and other relevant factors. The Nominating and Corporate Governance Committee may also engage, if it deems appropriate, a professional search firm to identify candidates that possess the desired characteristics and skills. During each search, the Nominating and Corporate Governance Committee (i) assesses the Board’s needs and functions; (ii) develops search specifications which are reported to, and concurred by, the full Board; (iii) convenes a search sub-committee (which generally includes all members of the Nominating and Corporate Governance Committee, the Chairman of the Board and the CEO) to conduct recruitment efforts and interviews with the director candidates; (iv) performs appropriate and necessary screenings and inquiries into the backgrounds and qualifications of possible director candidates; and lastly (v) may recommend a nominee(s) to the Board, which subsequently votes to elect the nominee(s).

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

Strategy and Finance C
ommittee
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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The following Compensation Discussion and Analysis (“CD&A”) provides information about our executive compensation programs for our named executive officers (or “NEOs”), who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers, and our compensation decisions for the fiscal year ended December 31, 2025.

There have been a number of extraordinary corporate events and potential transactions that have affected our company in recent years, impacted our executive compensation program and our approach to compensating our NEOs. In particular:

•

On November 18, 2024, the Former Spirit and certain of its subsidiaries commenced the 2024 Bankruptcy and emerged from bankruptcy on March 12, 2025 as Spirit Aviation Holdings, Inc. Upon emergence, all pre-emergence equity securities of the Company (including outstanding equity incentive awards) were canceled. Upon emergence from bankruptcy, we established a new board of directors and established a new go-forward executive compensation program (including performance metrics and goals).

•	On August 29, 2025, the Company and its subsidiaries commenced the 2025 Chapter 11 Bankruptcy Proceedings.

In light of these events, our executive compensation program in recent years (including in 2025) has been focused on retaining individuals critical to our business and to mitigate the risk of turnover amongst our executive team.

The CD&A covers the executive compensation program of the Company for 2025, and discusses the impacts of the 2024 Bankruptcy and the 2025 Bankruptcy on the overall compensation of our NEOs, and other actions taken after the end of fiscal year 2025, to the extent that such actions could affect a fair understanding of a NEO’s compensation for 2025.

Our NEOs for fiscal year 2025 were as follows:

•	David M. Davis, President and Chief Executive Officer*

•	Frederick S. Cromer, Executive Vice President and Chief Financial Officer

•	John Bendoraitis, Executive Vice President and Chief Operating Officer

•	Thomas C. Canfield, Executive Vice President and General Counsel**

•	Arijit R. Ghosh, Senior Vice President and Chief Commercial Officer

•	Edward M. Christie III, former President and Chief Executive Officer*

*

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2025, Ted Christie stepped down from his role as the President, Chief Executive Officer and director effective as of April 6, 2025. Effective April 21, 2025, David Davis was appointed as our President, Chief Executive Officer and a member of our Board. From April 6, 2025 through April 21, 2025, Messrs. Cromer, Bendoraitis and Canfield collectively served as the Office of the President.

**

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2025, Mr. Canfield was promoted from Senior Vice President to Executive President of the Company effective July 21, 2025.

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

With the input and assistance of an independent compensation consultant, the Compensation Committee of our Board of Directors (the “Compensation Committee”) has adhered to a comprehensive executive compensation program designed to provide an appropriately balanced mix of (i) fixed versus at-risk variable compensation, (ii) annual versus long-term compensation and (iii) cash-versus equity-based compensation. These components are designed to attract and retain highly talented and experienced executives who are key to our success and emphasize a pay-for-performance philosophy. As further described below, our executive compensation program for fiscal year 2025 consisted of three primary components: fixed base salary, annual cash incentive (bonus) compensation linked to performance targets and long-term incentive compensation consisting of a combination of restricted stock units (“RSUs”), performance share units (“PSUs”), and performance-based cash incentive awards (“Performance Cash Awards”). In addition, in order to ensure the continued retention of our NEOs, and other executives who are critical to our business, the Compensation Committee approved the grant of one-time cash retention awards in August 2025 (as described in more detail below).

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

•

In light of the events affecting our Company in recent years, including the 2024 Bankruptcy and 2025 Bankruptcy, the Compensation Committee has been focused on ensuring that our executive compensation program is designed to retain individuals critical to our business and to mitigate the risk of turnover amongst our executive team, including our NEOs. Accordingly, and as described in more detail below, our executives (including our NEOs) have received retention bonuses in order to ensure their continued retention during this period of uncertainty.

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

√ Engage an independent compensation consultant to advise the Compensation Committee, which is comprised solely of independent directors	× Provide for single-trigger vesting acceleration of equity awards granted to our NEOs upon a change in control of the Company unless the acquirer does not assume or replace such awards

WE DO	WE DO NOT

√ Conduct regular executive sessions of our Compensation Committee from which executives and other employees are excluded	× Allow any repricing of stock options/stock appreciation rights without stockholder approval or unlimited transferability of awards

√ Ensure that a significant portion of our non-employee director compensation consists of time-vested restricted stock units	× Pay dividends on unvested stock awards

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

With respect to executive compensation approved for the year 2025, the Compensation Committee based its decisions in part on comparative compensation market data provided by its independent compensation consultant, as more fully described below. The Compensation Committee also considered input provided by Mr. David Davis with respect to the compensation of our other NEOs. However, Mr. David Davis did not provide input for the Compensation Committee’s determination of his own compensation. Decisions of our Compensation Committee pertaining to the compensation of our NEOs, and the Company’s executive compensation programs are regularly reported to, and in some instances presented for approval by, the full Board.

Role of Compensation Consultants and Other Advisors

During fiscal year 2025, the Compensation Committee retained Lyons, Benenson & Company Inc. (“LB&Co.”) as the Compensation Committee’s independent compensation consultant to assist with Spirit’s executive compensation program. The Compensation Committee also consulted with external legal counsel during 2025. Each year, the Compensation Committee evaluates the qualifications, performance, and independence of its compensation consultant and its external legal counsel. During 2025, the Compensation Committee reviewed information regarding the independence and potential conflicts of interest of the compensation consultant and its external legal counsel. The Compensation Committee members took into account, among other things, the factors enumerated by the SEC and the NYSE American for evaluating compensation advisor independence and concluded that compensation consultant and the Compensation Committee’s external legal advisor are independent and that no conflict of interest currently exists. Representatives of the compensation consultant and external legal counsel have direct access to Compensation Committee members (and vice versa) without management involvement. The Compensation Committee has sole authority to replace its compensation consultant and/or external legal counsel from time to time and to hire additional consultants and external legal counsel at any time.

LB&Co worked closely with the Compensation Committee in fiscal year 2025 to determine an appropriate executive compensation strategy that supports our core business objectives: maintaining low costs, profitable growth, safe and reliable operations, sound cash flow and long-term value creation. In considering approaches to executive compensation, the Compensation Committee continuously reviews ways to strengthen the alignment of management’s interests with the interests of stockholders, strengthen the Company’s ability to attract, motivate and retain key executive talent, and design plans that account for the relatively high volatility and cyclicality of our industry.

In addition, in 2025, the Compensation Committee retained FTI Consulting (“FTI”) to assist with a comprehensive review of Spirit’s executive compensation program. FTI worked closely with the Compensation Committee with respect to the Company’s incentive and retention programs in order to help motivate and retain the Company’s key employees. During fiscal year 2025, FTI’s fees were approximately $300,000 for the executive compensation consulting services it provided to the Compensation Committee. In addition, in 2025, the Company FTI to provide consulting services in connection with the Company’s restructuring efforts. During fiscal year 2025, FTI’s fees were approximately $17 million for these restructuring services. In connection with FTI’s retention to provide compensation consulting services, the Compensation Committee conducted an assessment of potential conflicts of interest of FTI, considering various factors including but not limited to the six factors mandated by the SEC rules, and no conflicts of interest relating to its services were identified.

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

The Compensation Committee referred to a peer group of comparable companies that is representative of both the competitive landscape and the marketplace for executive talent when setting compensation following the Company’s emergence from bankruptcy in 2025. With the assistance of LB&Co., the Compensation Committee reviewed the industry classifications of potential peers as well as certain financial data, including revenue and EBITDA, current market cap, and total enterprise value. Our peer group was selected to include companies that are representative of the sector in which we operate and our competitive talent marketplace, which extends beyond the airline industry. Our CPG consists of the following companies:

COMPENSATION PEER GROUP*
Alaska Air Group (ALK)	SkyWest (SKYW)	Marriott International (MAR)
Allegiant Travel Co. (ALGT)	Southwest Airlines (LUV)	Marriott Vacations Worldwide (VAC)
American Airlines (AAL)	Sun Country Airlines (SNCY)	Norwegian Cruise Line (NCLH)
Frontier Grp Holdings (ULCC)	United Airlines (UAL)	Royal Caribbean (RCL)
JetBlue Airways (JBLU)	Forward Air Corporation (FWRD)	Travel & Leisure Co. (TNL)
Delta Air Lines (DAL)	Hilton Grand Vacations (HGV)	Wyndham Hotels (WH)
	Hilton Worldwide Holdings (HLT)	Avis Budget (CAR)
	Hyatt Hotels (H)	Hertz (HTZ)

*	CPG is limited to publicly traded companies incorporated in the U.S.

The Company draws executive talent not only from the airline industry, but also from a broader marketplace that includes hospitality and logistics companies and Florida-based companies. This CPG allows us to better evaluate our executive compensation practices in comparison to the true talent market with which we compete and companies that operate in similar business and market conditions.

Within this general framework, the Compensation Committee has approved the following compensation elements for our NEOs for 2025 based on our objectives and unique business model as well as the environment in which we were operating in 2025, each of which is described in greater detail below under “Elements of Executive Compensation Program”:

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

•

Retention: On August 29, 2025, in recognition of the 2025 Bankruptcy, the Company entered into Retention Agreements (as defined below) with each of the NEOs (other than Mr. Christie) pursuant to which such NEO would receive a one-time prepaid cash retention award (the “Retention Award”) that would be subject to repayment upon the NEO’s termination of employment for “cause” or resignation without “good reason” prior to the earlier of (i) the one-year anniversary of the effective date of the Retention Agreement, (ii) the date that is 90 days following the date of a “change in control” (as defined in the Retention Agreement), and (iii) the date that is 90 days following the date that the Company emerges from its restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Retention Agreements were intended to promote stability in our management team during the period of uncertainty associated with the Restructuring.

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

1. Base Salary. We provide our NEOs and other employees with a base salary to compensate them for services rendered during the year and to provide them with a minimum level of guaranteed pay. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts are established based on consideration of, among other factors, the scope of the NEOs’ responsibilities, ability to contribute to the Company’s success, years of service and individual job performance and the Compensation Committee’s general knowledge of the competitive market, based on, among other things, experience with other companies and our industry and market data provided by our independent compensation consultant, as discussed above under “Setting Executive Compensation: Comparative Compensation Market Data and Peer Group.” Effective January 1, 2026, our NEOs’ agreed to a reduction in their base salary in connection with an agreement reached by the Company with the Air Line Pilots Association (“ALPA”) representing the Company’s Pilots. The base salary reductions were made at a percentage not less than the Pilot group’s reduction upon ratification of the agreement with ALPA.

The table below sets forth, for each NEO, such NEO’s base salary for fiscal year 2024, base salary for fiscal year 2025 and the percentage increase in such NEO’s base salary.

Named Executive Officers	2024 Annual Base Salary ($)	2025 Annual Base Salary ($)	Increase %
David Davis	N/A	950,000	N/A
Frederick S. Cromer	610,000	610,000	0%
John Bendoraitis	650,000	650,000	0%
Thomas C. Canfield*	525,000	610,000	16%
Arijit R. Ghosh	N/A	500,000	N/A
Edward M. Christie III**	950,000	950,000	0%

*

Effective July 21, 2025, Thomas C. Canfield was promoted from Senior Vice President, General Counsel and Secretary to Executive Vice President, General Counsel and Secretary, and in connection with his promotion, Mr. Canfield’s base salary increased from $525,000 to $610,000.

**	Mr. Christie resigned effective as of April 6, 2025, and did not receive any adjustments in his base salary.

The NEOs’ 2025 base salaries are set forth in the “Summary Compensation Table” below, and are prorated, when applicable, to reflect the increases described above.

2. Short-Term Cash Incentive Program (the “STI Plan”).

Overview

Cash bonuses are intended to provide incentives to meet or exceed company-wide financial, operating performance and strategic objectives. Generally, all of our NEOs and other executive officers are eligible for annual cash bonuses, which are determined annually based on achievement of a set of pre-established financial and operational performance and strategic objective metrics. The purpose of continuing this design was to align the STI Plan for fiscal year 2025 with a more near-term business focus, improve management’s line of sight to incentive awards and provide flexibility to shift focus during the course of the year as appropriate.

Our STI Plan is administered by the Compensation Committee. Prior to each semi-annual measurement period, the Compensation Committee approves (i) the performance metrics; (ii) the weighting of the performance metrics; (iii) the threshold, target and stretch (maximum) performance levels for each metric and the percentage payouts for the performance levels (usually zero for less than threshold performance, 100% of target value for target performance and 200% of target value for stretch or maximum performance); and (iv) the target bonus opportunity for officer positions, expressed as a percentage of base salary. After the performance results are available (which, for fiscal year 2025, was after each semi-annual performance period), the specific bonus payments are calculated using the formula embodied in the STI Plan based on the extent to which the performance metric were achieved during the relevant measurement period, and may include discretionary adjustments or reductions as the Compensation Committee may determine based on individual performance and other factors it deems relevant, including, but not limited to, the Company’s safety performance and the impact of any unanticipated events. Any earned incentive bonuses are paid to executive officers following the end of the applicable measurement period, subject to continued employment through the payment date. Incentive bonuses for executives are subject to the terms and conditions of our 2025 Plan (as described below). Moreover, as described below, we maintain robust clawback policies covering incentive compensation (both cash and equity-based) paid to our executive officers to further align management with the interests of stockholders over the long term.

Performance Metrics

The following tables set forth the performance metrics and the weightings for each of the semi-annual performance periods under the 2025 STI Plan. In addition, the 2025 STIP Plan was subject to performance goal multiplier metrics, as described in more detail below.

Metric	Weighting	Definition/Description
Adjusted CASM ex-Fuel	33.3%	Operating costs less fuel and special items per available seat mile, adjusted for stage length.
T:0	33.3%	T:0 measures our Turn Performance and is calculated by number of turns operated on time and number of operated turns. A turn (non-Fleet Launch) is considered operated on time if either, (i) the flight departs on time, or (ii) the turn takes less time than our Minimum Ground Time Standard. Cancellations are excluded from T:0.
D:0/A:0 NPS	33.3%	On-time Departure & On-time Arrival Net Promoter Score Performance

In setting the foregoing goals and corresponding payout levels, the Compensation Committee carefully considered and scrutinized certain industry data and the Company’s past performance, and approved criteria which, while considered difficult to achieve, incentivizes our executive officers to deliver strong performance against our financial and operational objectives. As in prior years, the Compensation Committee also reserved discretion to reduce payouts in light of safety events occurring during the year and also to adjust for other factors it deems relevant in assessing actual performance in 2025 as compared to our 2025 operating plan.

2025 STI Plan Payouts

Each NEO’s target bonus opportunity and actual payout with respect to each measurement period under the 2025 STI Plan is set forth in the tables below, as well as the performance results for each of the applicable performance metrics on which such payouts were determined. Payment for the first measurement period under the 2025 STI Plan was made in July 2025.

The table below sets forth the Company’s achievement of the applicable performance metrics for the first measurement period in 2025. While the performance metrics for the first measurement period under the 2025 STI Plan supported a payout of 124.6% of target, the Compensation Committee exercised its discretion to reduce such payouts such that the payments received under the 2025 STI Plan were 100% of target.

1H-2025 STI performance

Metric	Below Threshold	Threshold	Target	Stretch	Current	Multiplier	Weight	Results	Adjustment for Payout
Payout Curve	0%	50%	100%	200%
Adjusted CASM ex Fuel	>9.22	9.22	9.1	9.01	9.13	0.86	33.3%	28.8%

T:0	<71%	71%	74%	78%	75%	1.24	33.3%	41.5%

D:0/A:0 NPS	<52	52	55	58	56.9	1.63	33.3%	54.3%

Overall							100.0%	124.6%	100.0%

•	Spirit’s CASM ex-Fuel was 9.13 compared to the target level of 9.1, which was between threshold and target level, resulting in a payout percentage of 28.8%.

•	Turn Performance was 75% compared to the target level performance of 74%, which was between target and stretch level, resulting in an overall payout percentage of 41.5%.

•

On-time Departure & On-time Arrival Net Promoter Score performance was 56.9 compared to the target level of 55, which was between target and stretch level, resulting in an overall payment percentage of 54.3%.

The Compensation Committee approved a payout for the first performance period equal to 100% of the target in July 2025. The table below sets forth the amounts paid to our NEOs (excluding Mr. Christie) in connection with the first performance period.

Named Executive Officers	2025 1st Half Base Salary Earnings	STI Target %	Target Incentive Amount ($)	1st Half STI Performance Factor	2025 1st Half STI Amount Earned ($)
David Davis	187,563	125%	234,454	100%	234,454
Frederick S. Cromer	305,000	100%	305,000	100%	305,000
John Bendoraitis	325,000	100%	325,000	100%	325,000
Thomas C. Canfield	262,500	80%	210,000	100%	210,000
Arijit R. Ghosh	212,500	80%	170,000	100%	170,000

In August 2025, each of the NEOs forfeited payment of their second half 2025 STI Plan cash awards in connection with the receipt of the Retention Awards described below.

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

On July 21, 2025, the Compensation Committee approved the grant of RSUs, PSUs and Performance Cash Awards (collectively, the “2025 Awards”) to Messrs. Cromer, Bendoraitis, Canfield and Ghosh (together, the “2025 Awards”). The targeted grant date value of the 2025 Awards to our current NEOs are set forth in the table below. In addition, in connection with his appointment as CEO in April 2025, the Compensation Committee and the Board approved grants of RSUs and PSUs to Mr. Davis. The terms and conditions for such RSUs and PSUs were the same as those for the other NEOs as approved on July 21, 2025.

Name	RSUs		PSUs		Performance Cash Awards
David M. Davis	$2,000,000	(1)	$1,000,000	(1)	N/A
Frederick S. Cromer	$375,000		$375,000		$3,750,000
John Bendoraitis	$375,000		$375,000		$3,750,000
Thomas C. Canfield	$375,000		$375,000		$3,750,000
Arijit R. Ghosh	$187,500		$187,500		$1,875,000

(1)

Values set forth in this table represent the values approved by the Board or the Compensation Committee, as applicable. The values set forth herein may be different than those set forth in the Summary Compensation Table, Grants of Plan Based Awards Table and Outstanding Equity Awards Table due to different rules for calculating such RSUs and PSUs.

The following sets forth a summary of the vesting conditions for the RSUs, PSUs and Performance Cash Awards.

Restricted Stock Units (RSUs)

The RSUs will vest in equal annual installments on each of the first three anniversaries of April 1, 2025 (other than Mr. David Davis’ RSUs that vest on each of the first three anniversaries of April 21, 2025), subject to the NEO’s continued employment through each vesting date. In the event the NEO’s employment is terminated by the Company without “cause” or due to their death or “disability” (as such term is defined in the Incentive Plan), the next regularly scheduled installment of RSUs that would have otherwise vested but for such termination of service will automatically vest in full as of the date of such termination of service. Upon a “change in control” (as defined in the Incentive Plan), in the event the successor entity (or its parent) assumes or substitutes the RSUs, the RSUs will thereafter remain outstanding and eligible to vest in accordance with the original vesting schedule. However, in the event of the NEO’s termination of service by the Company (or its successor) without cause or resignation for “good reason” (as defined in the 2025 Severance Plan (as defined below)), the RSUs will fully vest as of the date of such termination of service. If the successor entity (or its parent) in the change in control fails to assume or substitute the RSUs in connection with the change in control, the RSUs will automatically vest in full as of immediately prior to the consummation of such change in control.

Performance Stock Units (PSUs)

The PSUs will be earned and vest on April 1, 2028 (other than Mr. David Davis’ PSUs that will be earned and vest on April 21, 2028), subject to (i) the NEO’s continued employment through such date and (ii) the level of achievement of an equity valuation growth performance goal. The performance goal will be achieved between 0% and 100% based on the level of increase in the Company’s equity value performance goals measured as of April, 2028 (or, if earlier, the date of a change in control). The equity value performance goals are as follows: 0% of the PSUs vesting at a 1.25X Equity Growth multiple and 100% vesting at a 3.25X or greater Equity Growth multiple, with linear interpolation between 1.25X to 3.25X. In the event the NEO’s employment is terminated by the Company without cause or due to death or disability, a pro-rated portion of the PSUs will be eligible to vest as of the last day of the performance period, based on the actual level of achievement of the applicable performance goal. Upon a change in control, in the event the successor entity (or its parent) assumes or substitutes the PSUs, the earned PSUs (measured as of the date of the change in control) will thereafter remain outstanding and eligible to vest on April, 2028; provided, however, in the event of the NEO’s termination of service due to death or disability, by the Company (or its successor) without cause or by the NEO for good reason, the earned PSUs will vest as of the date of such termination of service. If the successor entity (or its parent) in the change in control fails to assume or substitute the PSUs in connection with the change in control, the earned PSUs (measured as of the date of the change in control) will automatically vest as to service as of immediately prior to the consummation of such change in control.

Performance Cash Awards

The Performance Cash Awards will be earned and vest as follows: (i) 50% of the Performance Cash Award will be earned and vest based on the level of achievement of specified annual performance goals for the period from April 1, 2025 to March 31, 2026 and (ii) the remaining 50% of the award will be earned and vest based on the level of achievement of specified annual performance goals for the period from April 1, 2026 to March 31, 2027, in each case subject to the NEO’s continued employment through the last day of the applicable performance period. In addition, in the event that the first installment of the Performance Cash Award is not fully earned based on the level of achievement of the annual performance goals during the first performance period, the first installment may still be fully earned based on the level of achievement of the cumulative two-year performance goals, subject to continued employment through the end of such period (a “catch-up” payment). The performance goals applicable to the Performance Cash Awards were not finally approved by the Committee prior to the date of the 2025 Bankruptcy filing. In the event the NEO’s employment is terminated without cause or due to death or disability, a pro-rata portion of the Performance Cash Award will be eligible to vest based upon achievement of the performance goals, except that if such termination occurs prior to April 1, 2026, then such pro-rata portion will not include the second installment of the Performance Cash Award or any “catch-up” payment. Upon a change in control, in the event a successor entity (or its parent) assumes or substitutes the Performance Cash Award, (i) the performance goals for each performance period that has not yet been completed as of the date of such change in control will be deemed achieved at the target performance level (100%) and (ii) the Performance Cash Award will remain outstanding and eligible to vest on the last date of each applicable performance period as originally scheduled; provided, however, in the event of the NEO’s termination of service by the Company (or its successor) without cause or by the NEO for good reason, the Performance Cash Award will fully vest and become payable as of the date of such termination of service. In the event a successor entity (or its parent) in the change in control fails to assume or substitute the Performance Cash Award, the Performance Cash Award will automatically vest in full (with the performance goals deemed achieved at the target performance level 100%).

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

5.	Retention Bonuses

On August 29, 2025, the Company entered into retention award agreements (the “Retention Agreements”) with each of our NEOs (other than Mr. Christie), pursuant to which the NEOs received payment of one-time cash retention awards (the “Retention Awards”) in the aggregate amounts set forth in the table below. Pursuant to the terms of each Retention Agreement, if the NEO ceases to be actively employed by the Company in good standing prior to the earliest to occur of (i) the one year anniversary of the effective date of the Retention Agreement, (ii) the date that is 90 days following the date of a “change in control” (as defined in the Retention Agreement) and (iii) the date that is 90 days following the date that the Company emerges from its restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code, the named executive officer is required to repay to the Company the Retention Award (on a post-tax basis) within 10 days following such termination, except if the NEO’s employment terminates due to death or “disability,” by the Company without “cause” or due to the executive’s resignation for “good reason” (each as defined in the Retention Agreement).

In addition, pursuant to the Retention Agreement entered into with David Davis, President & Chief Executive Officer of the Company, the second installment of the sign-on bonus payment payable to Mr. Davis pursuant to Davis Employment Agreement (as defined below), the amount of which was previously transferred by the Company to a third-party escrow fund in April 2025, was disbursed to Mr. Davis as of the date of the Retention Agreement. Under the Retention Agreement, this second installment of the sign-on bonus will be subject to repayment to the Company on the same terms as Mr. Davis’s Retention Award.

Pursuant to the Retention Agreements, each of the named executive officers has agreed that they shall have no further rights to participate in, or otherwise receive any payments under, the Company’s short-term cash incentive program for 2025. In addition, Mr. Davis has agreed that he shall have no further rights or entitlements to receive his prorated annual short term incentive for 2025 nor the existing $4.0 million retention incentive payable to Mr. Davis in certain circumstances under the Davis Employment Agreement.

Named Executive Officers	Retention Award
David M. Davis	$2,918,000
Frederick S. Cromer	$1,185,000
John Bendoraitis	$1,132,000
Thomas C. Canfield	$1,082,000
Arijit R. Ghosh	$851,000

6.	Benefits. We provide the following benefits to our NEOs (and provide similar benefits to all our employees):

•	medical, dental and vision insurance;

•	life insurance, accidental death and dismemberment and business travel and accident insurance;

•	employee assistance program;

•	health and dependent care flexible spending accounts;

•	short and long-term disability; and

•	401(k) plan.

In addition, we also provide:

•	supplemental life insurance to our employees at the director level and above, including our officers;

•	annual Executive Physical to our officers; and

•	retiree Travel Benefit for our officers.

Additional Compensation Information

1.	Change in Control-Based Compensation.

Severance. All of our NEOs other than Mr. Davis (who is subject to the Davis Employment Agreement (as defined below in the section titled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Employment Agreements and Offer Letters”) are covered by the Company’s 2025 executive severance plan (the “2025 Executive Severance Plan”), which was adopted on July 21, 2025 by the Board on the recommendation of the Compensation Committee. Pursuant to the 2025 Executive Severance Plan and subject to an exception applicable only to Mr. Davis as noted below, each executive who holds a senior vice president or higher position is entitled to receive, in each case, conditioned upon the executive officer’s execution and non-revocation of are lease of claims, and continued compliance with any applicable restrictive covenant:

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

Prior to the adoption of the 2025 Executive Severance Plan, the Company had established the Company’s 2017 executive severance plan (the “2017 Executive Severance Plan”). The compensation and benefits provided under the 2017 Executive Severance Plan, and the requirements imposed thereunder, were substantially similar to those provided under the 2025 Executive Severance Plan. The 2017 Executive Severance Plan remained in place following the Company’s emergence from the 2024 Bankruptcy. On March 31, 2026, the Company filed a Notice of Rejection of the 2017 Executive Severance Plan in the 2025 Bankruptcy Proceeding; therefore, the 2017 Executive Severance Plan no longer remains in effect as of the date of this filing.

As for severance and other benefits under the 2025 Executive Severance Plan that (i) constitute “parachute payments” within the meaning of Section 280G of the Code (“280G Payments”), and (ii) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then the 280G Payments will be either: (i) delivered in full, or (ii) delivered as to such lesser extent which would result in no portion of such benefits being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, results in the receipt by the executive officer on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. The Company is not required to provide “gross-ups” for any excise taxes.

Under the Davis Employment Agreement, in the event Mr. Davis’s employment is terminated by the Company without “cause” or Mr. Davis resigns for “good reason”, in each case during the term of the Davis Employment Agreement, then, subject to his execution and non-revocation of a release of claims and continued compliance with his restrictive covenant obligations under the Davis Employment Agreement, Mr. Davis will be entitled to receive (i) a lump sum cash severance payment in an amount equal to 2.0x the sum of his base salary and target annual bonus opportunity (or, 3.0x, if such termination occurs within 12 months following a “change of control”) and (ii) subsidized COBRA continuation coverage for a period of 24 months (or, 36 months, if such termination occurs within 12 months following a “change of control”). Mr. Davis will not be eligible to receive severance payments or benefits under any severance plan or program maintained by the Company.

2. Mr. Davis’s Sign-on and Inducement Awards

In connection with his appointment as President and Chief Executive Officer of the Company, on April 17, 2025, pursuant to the terms of his employment agreement, Mr. Davis received inducement cash sign-on bonus in the aggregate amount of $4,000,000, which was payable two equal installments, with the first installment paid on his start date and the second installment held in escrow and paid on the first anniversary of his start date, subject to his continued employment through such date (or, if earlier, the occurrence of a “change of control” of the Company or the termination of Mr. Davis’s employment by the Company without “cause” or his resignation for “good reason” (as such terms are defined in the Davis Employment Agreement). Each installment is subject to repayment by Mr. Davis (net of taxes), on a pro-rated monthly basis, if, during the 12-month period following the payment of such installment, his employment is terminated by the Company for “cause”, he resigns without “good reason” or he breaches his restrictive covenant obligations under his employment agreement. As described above, in connection with the entry into the Retention Agreement, the second installment of his sign-on bonus was disbursed from the escrow to Mr. Davis in August 2025.

In addition, under his employment agreement, Mr. Davis was eligible to receive a one-time cash retention bonus that was scheduled to vest and become payable on the fifth anniversary of his start date, subject generally to his continued employment through such date. However, as described above, pursuant to this Retention Agreement, Mr. Davis has agreed that he shall have no further rights or entitlements to this retention payment.

3.	Limited Perquisites.

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

4.	Clawback Policies.

On April 25, 2025, the Compensation Committee adopted, and the Board ratified, a clawback policy in compliance with Section 10D of the Securities Exchange Act and the New York Stock Exchange listing standards (the “Dodd-Frank Clawback Policy”). Under the Dodd-Frank Clawback Policy, the Company is required to recoup certain incentive-based compensation (whether cash- or equity-based) from its current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, without regard to any misconduct on the part of the executive and subject to certain limited exceptions. The Company’s Dodd-Frank Clawback Policy applies to incentive-based compensation received by current and former executive officers of the Company during the three fiscal years preceding an accounting restatement and after the effective date of the NYSE American listing standards, which was October 2, 2023.

In April 2025, with input from its independent legal advisor, the Compensation Committee adopted, and the Board ratified, a supplemental discretionary clawback policy (the “Discretionary Clawback Policy”) that allows the Company to seek recoupment of any type of incentive compensation from our executive officers and a broader group of employees, even when a mandatory recoupment is not required under the Dodd-Frank Clawback Policy. Under the Discretionary Clawback Policy, the Company may, but is not required to, seek recoupment of incentive compensation (whether cash- or equity-based, and whether time- or performance-based) paid to any of its current or former executive officers or employees at the director level or above in scenarios involving, among other circumstances, (i) a miscalculation or misreporting of financial or operating results or other performance metric criteria, whether or not the employee from which the Company is seeking recoupment was responsible, (ii) knowing or intentional alteration of financial results or operating metrics, even if no accounting statement was required, (iii) fraud, misrepresentation or a material error that causes significant reputational or financial harm to the Company, (iv) a willful or knowing violation of applicable law and (v) a material breach of any applicable restrictive covenant. The Discretionary Clawback Policy applies to all incentive compensation approved, granted or awarded on or after October 2, 2023.

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

In April 2025, the Compensation Committee was presented with the results of management’s analysis on our compensation policies and practices for our employees to determine if these policies and practices give rise to risks that are reasonably likely to have a material adverse effect on us or encourage our employees to take excessive risks in order to receive larger awards.

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

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Spirit under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our 2025 Form 10-K.

Members of the Compensation Committee Timothy Bernlohr

Eugene Davis Andrea F. Newman Radha Tilton

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the past three calendar years.

Name and Principal Position in fiscal year 2025 (1)	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
David M. Davis	2025	662,563	6,918,000	14,326,620	234,454	13,770	22,155,406
President & Chief Executive Officer
Frederick S. Cromer	2025	610,000	1,185,000	506,735	305,001	18,355	2,625,091
Executive Vice President & Chief Financial Officer	2024	293,660	375,492	499,999	277,508	5,133	1,451,792
John Bendoraitis	2025	650,000	1,132,000	506,735	325,000	20,608	2,634,342
Executive Vice President & Chief Operating Officer	2024	555,000	1,163,225	549,994	639,858	23,836	2,931,913
	2023	458,333	940,500	1,099,978	579,616	20,948	3,099,375
Thomas C. Canfield	2025	563,958	1,082,000	506,735	210,000	19,628	2,382,321
Executive Vice President, General Counsel & Secretary	2024	460,000	939,063	274,997	506,870	15,428	2,196,358
Arijit R. Ghosh	2025	462,500	851,000	253,367	170,000	34,012	1,770,879
Senior Vice President & Chief Commercial Officer
Edward M. Christie III	2025	343,457	0	0	315,144	998,892	1,657,493
Former President & Chief Executive Officer	2024	850,000	4,390,759	1,456,246	1,440,570	32,189	8,169,764
	2023	745,833	1,771,875	2,912,479	1,134,573	36,644	6,601,404

(1)	Reflects each NEO’s title as of the last day of fiscal year 2025.
(2)

Reflects amounts received by the NEOs in fiscal year 2025, prorated to reflect any increases in base salary or, for Messrs. Davis and Christie, the portion of the year the NEO was employed by the Company.

(3)

Amounts shown in the “Bonus” column represent (i) for Mr. Davis, the portion of his inducement cash sign-on bonus received in fiscal year 2025 and (ii) for Messrs. Davis, Cromer, Bendoraitis, Canfield and Ghosh, the amount of the Retention Award in the amounts disclosed above under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Retention Bonuses” section. With respect to Mr. Davis, in connection with his receipt of the Retention Award, the Company also settled the second payment of Mr. Davis’s inducement cash sign-on bonus. With respect to the Retention Awards, if the NEO ceases to be actively employed by the Company in good standing prior to the earliest to occur of (i) the one year anniversary of the effective date of the Retention Agreement, (ii) the date that is 90 days following the date of a “change in control” (as defined in the Retention Agreement) and (iii) the date that is 90 days following the date that the Company emerges from its restructuring pursuant to Chapter 11 of the U.S. Bankruptcy Code, the NEO is required to repay to the Company the Retention Award (on a post-tax basis) within 10 days following such termination, except if the NEO’s employment terminates due to death or “disability,” by the Company without “cause” or due to the executive’s resignation for “good reason” (each as defined in the Retention Agreement).

(4)

Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of the RSUs and PSUs granted to our NEOs in fiscal year 2025, as indicated and computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. RSUs vest in three equal installments on each of the first three anniversaries of April 2025. PSUs will be earned and vest in April 2028, subject to (i) the NEO’s continued employment through such date and (ii) the level of achievement of an equity valuation growth performance goal. The performance goal will be achieved between 0% and 100% based on the level of increase in the Company’s equity valuation, measured as of April 2028 (or, if earlier, the date of a change in control). Assuming the maximum level of performance is achieved, the grant date fair value of the PSUs reflected in this column would be as follows: (i) Mr. Davis, $3,036,292; (ii) Mr. Cromer, $156,437; (iii) Mr. Bendoraitis, $156,437; (iv) Mr. Canfield, $156,437 and (v) Mr. Ghosh, $78,218.

(5)

Amounts shown in the “Non-Equity Incentive Plan Compensation” column represent the sum of (i) the annual cash bonuses paid to each of our NEOs in respect of the first measurement period under the 2025 STI Plan, as described above. For additional detail regarding our STI Plan, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Short-Term Cash Incentive Program,” and for additional detail regarding the cash-based long-term incentive awards, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(6)	The following table sets forth the amounts reflected in the “All Other Compensation” column for fiscal year 2025:

Name	401(k) Plan Company Contributions ($) (a)	Health & Welfare Benefits ($) (b)	Travel Benefits ($) (c)	Severance Payments (d)	Total
Mr. Davis	—	13,148	622	—	13,770
Mr. Cromer	—	17,616	739	—	18,355
Mr. Bendoraitis	10,500	9,881	227	—	20,608
Mr. Canfield	—	18,439	1,189	—	19,628
Mr. Ghosh	10,500	20,199	3,313	—	34,012
Mr. Christie	5,152	11,240	532	981,968	998,892

(a)

Represents 401(k) company-match contributions. See Note 16, “Defined Contribution 401(k) Plan,” to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of employer matching contributions made under our defined contribution 401(k) plans.

(b)

This total represents the costs associated with Company-covered health and welfare benefits, life insurance and accidental death and dismemberment premiums, short-term and long-term disability premiums, and annual executive physicals.

(c)	Represents positive-space air travel on our airline provided to each of our NEOs.
(d)	Represents severance payments and payments made for vacation as part of Mr. Christie’s severance agreement

Grants of Plan-Based Awards in 2025

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs for 2025.

Name	Grant Date	Committee Action Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Market Value of Stock Awards (4) ($)
				Thres-hold	Target	Maximum	Thres-hold	Target	Maximum
David M. Davis			(1)	—	828,204	1,656,408	—	—	—	—	—
	4/21/2025	4/21/2025		—	—	—	—	—	—	806,452	11,290,328
	4/21/2025	4/21/2025	(2)	—	—	—	—	403,226	403,226	—	3,036,292
Frederick S. Cromer			(1)	—	610,000	1,220,000	—	—	—	—	—
	7/21/2025	7/21/2025		—	—	—	—	—	—	74,850	350,298
	7/21/2025	7/21/2025	(2)	—	—	—	—	74,850	74,850	—	156,437
John Bendoraitis			(1)	—	650,000	1,300,000	—	—	—	—	—
	7/21/2025	7/21/2025		—	—	—	—	—	—	74,850	350,298
	7/21/2025	7/21/2025	(2)	—	—	—	—	74,850	74,850	—	156,437
Thomas C. Canfield			(1)	—	507,083	1,014,166	—	—	—	—	—
	7/21/2025	7/21/2025		—	—	—	—	—	—	74,850	350,298
	7/21/2025	7/21/2025	(2)	—	—	—	—	74,850	74,850	—	156,437
Arijit R. Ghosh			(1)		370,000	740,000	—	—	—	—	—
	7/21/2025	7/21/2025					—	—	—	37,425	175,149
	7/21/2025	7/21/2025	(2)				—	37,425	37,425		78,218
Edward M. Christie III			(1)	—	315,143	630,286	—	—	—	—	—
	1/24/2024	1/24/2024		—	—	—				—

(1)

These amounts reflect the estimated target and maximum payouts to our NEOs under the Company’s 2025 STI Plan as disclosed more fully under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Short-Term Cash Incentive Program” and the estimated target and maximum payouts to our NEOs under the Company’s Performance Cash Awards granted in 2025 as disclosed more fully under “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” sections.

(2)

These amounts reflect the estimated threshold, target and maximum number of shares issuable with respect to PSUs granted to our NEOs, which are earned and vest in April 2028, subject to (i) the NEO’s continued employment through such date and (ii) the level of achievement of an equity valuation growth performance goal. The performance goal will be achieved between 0% and 100% based on the level of increase in the Company’s equity valuation, measured as of April 2028 (or, if earlier, the date of a change in control). For a more detailed discussion of the 2025 PSUs, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(3)

These amounts reflect RSUs awarded to our NEOs under our 2025 Plan, vesting in 33.33% increments over three years based on continued employment with the Company through each applicable vesting date. For a more detailed discussion of the 2025 RSUs, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(4)

Amounts shown in this column represent the aggregate grant date fair value of the RSUs and PSUs granted to our NEOs in fiscal year 2025, as indicated and computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures and, for the PSUs, based on the probable outcome of the applicable performance metrics.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Employment Agreements and Offer Letters

David M. Davis. In connection with Mr. Davis’s appointment as President and Chief Executive Officer of the Company, the Company entered into an employment agreement with Mr. Davis, which generally provides for a three-year term of employment with the Company (the “Davis Employment Agreement”). Pursuant to the Davis Employment Agreement, during the term of his employment, Mr. Davis will be entitled to receive (i) an annual base salary of $950,000, (ii) a target annual cash bonus opportunity of 125% of his annual base salary (with a maximum bonus payout of 250% of base salary), with the actual amount of his annual bonus, if any, determined by the Board based on the level of attainment of individual and Company performance objectives, (iii) participation in company benefit plans, including positive-space travel benefits for Mr. Davis and his eligible family members and designees in accordance with Company policy and the terms of the Davis Employment Agreement and (iv) reimbursement for reasonable business and moving expenses and legal fees incurred in connection with the negotiation and entry into the Davis Employment Agreement.

In addition, Mr. Davis was entitled to receive an inducement cash sign-on bonus in the aggregate amount of $4,000,000, which will be paid in two equal installments, with the first installment paid on his start date and the second installment held in escrow and paid on the first anniversary of his start date, subject to his continued employment through such date (or, if earlier, the occurrence of a “change of control” of the Company or the termination of Mr. Davis’s employment by the Company without “cause” or his resignation for “good reason” (as such terms are defined in the Davis Employment Agreement). Each installment is subject to repayment by Mr. Davis (net of taxes), on a pro-rated monthly basis, if, during the 12-month period following the payment of such installment, his employment is terminated by the Company for “cause”, he resigns without “good reason” or he breaches his restrictive covenant obligations under the Davis Employment Agreement. In connection with the Retention Award, Mr. Davis received payment of the second installment of the sign-on bonus, subject to clawback in the event of a termination of employment by the Company for “cause”, resignation for “good reason” or restrictive covenant breach on such terms as set forth in the Retention Agreement.

Mr. Davis was also entitled to receive a one-time cash retention bonus of $4,000,000 that will vest and become payable on the fifth anniversary of his start date, subject to his continued employment through such date, except that if his employment is terminated by the Company without “cause” or Mr. Davis resigns for “good reason” prior to the retention date, then he will be entitled to receive the retention bonus within 60 days of his termination date, subject to his execution and non-revocation of a release of claims and continued compliance with his restrictive covenant obligations under the Davis Employment Agreement. In connection with the Retention Award, Mr. Davis forfeited payment of the one-time cash retention bonus.

On Mr. Davis’s start date, he was granted a one-time inducement award of 403,226 RSUs under the 2025 Plan (as described in more detail below). In addition, Mr. Davis was also granted an initial award under the 2025 Plan, split 50% in the form of time-based RSUs (403,226 RSUs) and 50% in the form of PSUs (403,226 PSUs). The above-described RSUs will generally vest in equal installments on each of the first three anniversaries of Mr. Davis’s start date, subject to his continued employment through each such date (subject to acceleration upon an earlier qualifying termination of employment as set forth in the Davis Employment Agreement). The PSUs will be earned and vest on the third anniversary of his start date, subject to Mr. Davis’s continued employment through such date (subject to acceleration as to service upon an earlier qualifying termination of employment as set forth in the Davis Employment Agreement) and the level of achievement of an equity valuation growth performance goal. The performance goal will be achieved between 0% and 100% based on the level of increase in the Company’s equity valuation, measured at the end of a three-year performance period (or, if earlier, the date of a change of control of the Company).

In the event Mr. Davis’s employment is terminated by the Company without “cause” or Mr. Davis resigns for “good reason”, in each case during the term of the Davis Employment Agreement, then, subject to his execution and non-revocation of a release of claims and continued compliance with his restrictive covenant obligations under the Davis Employment Agreement, Mr. Davis will be entitled to receive (i) a lump sum cash severance payment in an amount equal to 2.0x the sum of his base salary and target annual bonus opportunity (or, 3.0x, if such termination occurs within 12 months following a “change of control”) and (ii) subsidized COBRA continuation coverage for a period of 24 months (or, 36 months, if such termination occurs within 12 months following a “change of control”). Mr. Davis will not be eligible to receive severance payments or benefits under any severance plan or program maintained by the Company.

Mr. Davis will be subject to certain restrictions against competition, solicitation, disparagement and the use or disclosure of confidential information of the Company as set forth in the Davis Employment Agreement.

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

Thomas C. Canfield. On September 10, 2007, we entered into an offer letter with Thomas C. Canfield, to join our Company as Senior Vice President, General Counsel and Secretary. Under the agreement, Mr. Canfield is entitled to receive an annual base salary from us initially set at $275,000, and a target bonus initially set at 50% of base salary with the maximum payout capped at 200% of target bonus. In addition, the agreement provided for a grant of 75,000 shares of restricted stock to Mr. Canfield in connection with his commencement of employment, in accordance with the terms of our 2005 Stock Plan. The letter agreement also provides for positive space travel on our airline for the executive and his immediate family. Mr. Canfield was promoted to Executive Vice President, General Counsel and Secretary, effective July 21, 2025. His compensation in 2025 is discussed in the “Compensation Discussion and Analysis” section.

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

Restrictive Covenants

The Davis Employment Agreement contains non-competition and non-solicitation provisions that cover the period during which Mr. Davis is employed by the Company and the period of Mr. Davis’s service on the Board (or, with respect to the non-solicitation, the longer of twelve months following the termination of his employment and during the period of Mr. Davis’s service on the Board), as well as perpetual confidentiality and mutual nondisparagement provisions. Mr. Cromer’s offer letter with the Company contains non-solicitation provisions that cover the period during which he is employed with the Company and twelve months following the termination of employment for any reason, along with a perpetual non-disparagement provision. If the NEO violates one of these covenants, the Company has the discretion under the equity incentive plan (including the award agreements thereunder) and its discretionary clawback policy to recover and/or otherwise require the forfeiture or disgorgement of any cash- or equity-based incentive compensation previously granted to such NEO (including gains on the sale of the stock, if any).

The Company’s 2025 Executive Severance Plan contains non-solicitation provisions that cover the longer of (i) the period ending on the first anniversary of the NEO’s termination of employment or (ii) the period over which the NEO is entitled to receive cash severance payments pursuant to the Company’s 2025 Executive Severance Plan, as well as a perpetual confidentiality and non-disparagement provision.

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

Each grant of RSUs and PSUs, and each long-term performance-based cash award, to our NEOs is governed by our 2025 Plan and the applicable award agreement thereunder, which specify, among other things, the vesting provisions of such awards and any applicable performance conditions. For a more detailed discussion of the vesting provisions and performance conditions applicable to the long-term incentive awards granted to our NEOs, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” and the “Grants of Plan-Based Awards in 2025” table above.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2025. Upon emergence of the Company from bankruptcy proceedings on March 12, 2025, all of the outstanding equity awards held by our NEOs prior to such date were canceled.

Name	Vesting Commencement Date		Number of Shares or Units that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($) (1)
David M. Davis	4/21/2025	(2)	403,226	101,210	—	—
	4/21/2025	(2)	403,226	101,210	—	—
	4/21/2025	(3)	—	—	403,226	101,210
Frederick S. Cromer	4/1/2025	(2)	74,850	18,787	—	—
	4/1/2025	(3)	—	—	74,850	18,787
John Bendoraitis	4/1/2025	(2)	74,850	18,787	—	—
	4/1/2025	(3)	—	—	74,850	18,787
Thomas C. Canfield	4/1/2025	(2)	74,850	18,787	—	—
	4/1/2025	(3)	—	—	74,850	18,787
Arijit Rana Ghosh	4/1/2025	(2)	37,425	9,394	—	—
	4/1/2025	(3)	—	—	37,425	9,394
Edward M. Christie III			—	—
					—	—

(1)	The market value of shares or units that have not vested is calculated based on the closing price of our common stock as of December 31, 2025, which was $0.25.
(2)

The time-vested restricted stock units reported in these rows vest 33.33% on each of the three anniversary dates following the vesting commencement date, subject to continued employment through each such date, as disclosed more fully under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” section of this section.

(3)

These amounts reflect the target (100%) number of shares issuable with respect to PSUs granted to our NEOs, which are earned and vest in April 2028, subject to (i) the NEO’s continued employment through such date and (ii) the level of achievement of an equity valuation growth performance goal. The performance goal will be achieved between 0% and 100% based on the level of increase in the Company’s equity valuation, measured as of April 2028 (or, if earlier, the date of a change in control).

Stock Vested in 2025

Upon emergence of the Company from bankruptcy proceedings on March 12, 2025, all of the outstanding equity awards held by our NEOs prior to such date were canceled. Therefore no equity awards vested in 2025.

Pension Benefits

None of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our NEOs participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments upon Termination or Change in Control

The information below describes and quantifies certain compensation and benefits that would have become payable to each of our NEOs if our NEO’s employment had terminated on December 31, 2025 as a result of each of the termination scenarios described below, taking into account the NEO’s compensation as of that date. In the case of Mr. Christie, the table below captures the amounts actually received in connection with his termination of employment on April 6, 2025. For a description of the actual severance payments and benefits provided to Mr. Christie in connection with his departure from the Company in April 2025, see “Mr. Christie’s Separation Agreement” below the following table. The market value of shares or units that would have vested as of December 31, 2025 is calculated based on the closing price of our common stock as of December 31, 2025, which was $0.25.

Name of Executive Officer	Termination Scenario	Severance ($) (1)	Value of Unvested Equity- Based and Long-term Cash-Based Awards ($) (2)	Value of Continued Health Care Coverage Premiums ($) (3)	Life Insurance Proceeds ($) (4)	Other ($) (5)	Total ($) (6)
David Davis	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	4,275,000	225,896	26,297	—	44,065	4,571,258
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	6,412,500	303,629	39,445	—	44,065	6,799,639
	Death or Disability	—	225,896	—	500,000	—	725,896
Frederick S. Cromer	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	610,000	1,420,429	17,616	—	11,032	2,059,077
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,745,000	3,787,575	17,616	—	11,032	6,561,223
	Death or Disability	—	1,420,429	—	500,000	—	1,920,429
John Bendoraitis	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	650,000	1,420,429	9,881	—	12,038	2,092,348
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,925,000	3,787,575	9,881	—	12,038	6,734,494
	Death or Disability	—	1,420,429	—	500,000	—	1,920,429
Thomas C. Canfield	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	610,000	1,420,429	18,439	—	14,051	2,062,919
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,745,000	3,787,575	18,439	—	14,051	6,565,065
	Death or Disability	—	1,420,429	—	500,000	—	1,920,429
Arijit R. Ghosh	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	500,000	710,214	20,199	—	14,051	1,244,464
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,000,000	1,893,787	20,199	—	14,051	3,928,037
	Death or Disability	—	710,214	—	500,000	—	1,210,214
Edward M. Christie III	Qualifying Termination	4,590,144	—	25,473	—	56,947	4,672,564

(1)

The Bankruptcy Code limits payments relating to severance to insiders during the pendency of a bankruptcy proceeding. For purposes of this disclosure, we have reported the full amount of the severance that otherwise would have been received on December 31, 2025. The amounts in this column generally represent, for each NEO in the order presented, the aggregate value of the cash severance payments that each NEO is entitled to receive pursuant to:

a.

the 2025 Executive Severance Plan (and, solely with respect to Mr. Davis, pursuant to the Davis Employment Agreement) upon termination of the NEO’s employment by the Company without cause (as defined in the 2025 Executive Severance Plan or the Davis Employment Agreement) (“Termination without Cause”). In such case, the amount shown for each NEO represents a cash severance amount equal to (i) for Messrs. Cromer, Bendoraitis, Canfield and Ghosh, the NEO’s base salary as in effect on the termination date payable in equal installments over a twelve-month period pursuant to the 2025 Executive Severance Plan, (ii) for Mr. Davis, 200% of his base salary payable in equal instalments over a twelve-month period pursuant to the terms of the Davis Employment Agreement; and

b.

the 2025 Executive Severance Plan (and, solely with respect to Mr. Davis, pursuant to the Davis Employment Agreement) upon a termination of the NEO’s employment by the Company without “cause” or resignation by the NEO for “good reason” (as defined in the 2025 Executive Severance Plan or the Davis Employment Agreement), in either such case, occurring within eighteen months following a change in control (or, for Mr. Davis, twelve months) (each, a “Qualifying Termination”). In such case, the amount shown for each NEO represents the amount payable under the 2025 Executive Severance Plan in the event of such Qualifying Termination, and includes (1) a cash severance amount equal to the sum of two times the NEO’s annual base salary in effect on the termination date (or, for Mr. Davis only, three times), plus two times the NEO’s target incentive bonus for the year of termination date (or, for Mr. Davis only, three times), payable in equal installments over twenty-four months, and (2) the NEO’s incentive bonus for the year of termination, prorated from the beginning of the year to the date of termination based on actual incentive plan performance as of the date of termination (or, for Ms. Davis only, in a lump sum).

The receipt of the foregoing payments is conditioned upon the NEO’s execution and non-revocation of a release of claims and continued compliance with any applicable restrictive covenants.

(2)

In the event of a termination of employment without “cause” or upon the NEO’s death or disability (or, for Dave Davis only, resignation for “good reason”), (i) for Dave Davis, all unvested RSUs will vest as of the date of the termination of employment, and a prorated portion of the PSUs will vest as of the date of the termination of employment, based on actual performance and (ii) for all other NEOs, the next regularly scheduled installment of RSUs that would have otherwise vested but for such termination of service will automatically vest in full as of the date of such termination of service, and a prorated portion of the PSUs and performance cash awards will vest as of the date of the termination of employment, based on actual performance; provided that if such termination occurs prior to April 1, 2026, then such pro-rata portion of the performance cash awards will not include the second installment of the performance cash award or any “catch-up” payment.

In the event of a “Change in Control (No Termination)”, assuming such RSUs, PSUs and performance cash awards are assumed by the successor company in connection with a change in control, then the unvested RSUs, PSUs and performance cash awards granted to each NEO in 2025 would remain outstanding following the change in control and subject to vesting based on the NEO’s continued service through the otherwise applicable vesting dates (with performance determined based on actual performance with respect to PSUs and performance measured at 100% of target with respect to the performance cash awards). In the event of a Qualifying Termination following a change in control, 100% of the RSUs, PSUs and performance cash awards will vest as of the date of the termination of employment.

The amounts in this column represents, for each NEO, (x) in connection with a Termination without Cause and Death or Disability termination, the sum of (1) the next tranche of RSUs granted in 2025 that would vest upon such event (or, for Dave Davis only, the full amount of the RSUs), (2) the PSUs (measured at target) granted to each NEO in 2025 under our 2025 Plan that would vest, determined by multiplying the number of shares, which would vest pro rata according to the time elapsed from the grant date to the date of the event, by the closing price of our common stock on the date of such Qualifying Termination ($0.25 as of December 31, 2025) and (3) the performance cash awards (measured at target) granted in 2025 which would vest pro rata according to the time elapsed from the grant date to the date of the event and (y) in connection with a Qualifying Termination, the sum of the fully vested RSUs, PSUs and performance cash awards, with performance measured at target for PSUs and performance cash awards.

(3)

The amounts in this column represent continued coverage under COBRA for each NEO for a period of twelve months following the termination of an NEO’s employment by the Company without cause or a Qualifying Termination under the 2025 Executive Severance Plan. The value of such continued coverage is based on the incremental cost of the Company’s contribution as of December 31, 2025, to provide this coverage. Receipt of these benefits is contingent on the NEO timely and properly electing continuation coverage under COBRA, and the NEO’s execution and non-revocation of a release of claims and continued compliance with any applicable restrictive covenants.

(4)

Each NEO is eligible to receive life insurance proceeds of one-times base salary up to $500,000 upon death, which amounts have been included in the table. We pay the premiums for life insurance for all eligible employees providing coverage ranging between $25,000 and $500,000.

(5)

The amounts in this column represent the sum of the value of the benefits that the NEOs are entitled to receive pursuant to the 2025 Executive Severance Plan (and, solely with respect to Mr. Davis, pursuant to the Davis Employment Agreement) upon a termination of the NEO’s employment by the Company without cause or a Qualifying Termination, and include (i) (a) for Messrs. Cromer, Bendoraitis, Canfield and Ghosh (and their spouses and dependents), a free travel pass for the Company’s flights for a period of twelve months pursuant to the 2025 Executive Severance Plan and (b) for Mr. Davis, lifetime positive-space travel benefits for himself and his immediately family pursuant to the Davis Employment Agreement, (ii) outplacement services for each NEO pursuant to the 2025 Executive Severance Plan and (iii) use of a Company-owned mobile phone for a period of thirty days following the NEO’s termination of employment pursuant to the 2025 Executive Severance Plan solely to allow the NEO to transition to another device. The receipt of such foregoing benefits is conditioned upon the NEO’s execution and non-revocation of a release of claims, and continued compliance with any applicable restrictive covenants. The value of the twelve-month travel pass was calculated using an incremental cost approach, assuming that executives and eligible family members would each take ten round trip flights during the period, each with an incremental cost that includes the estimated cost of incremental fuel, insurance, security, station cleaning, facility rent and station baggage rent, but excludes fees and taxes paid by the NEO for the air transportation. For Mr. Davis, the present value of the lifetime travel pass was calculated using a discount rate of [7.00%] and mortality assumptions based on the United States Statistics Life Expectancy Tables. The value was calculated using an incremental cost approach, assuming that Mr. Davis and his eligible family members would each take ten round trip flights during each year, each with an incremental cost that includes the estimated cost of incremental fuel, insurance, security, station cleaning, facility rent and station baggage rent, but excludes fees and taxes paid by Mr. Davis for the air transportation. For each NEO, the value of the outplacement services reflect the maximum of $10,000 that may be incurred by the Company for such services in respect of each NEO, and the value of an NEO’s use of a Company-owned mobile phone is based on the incremental cost to the Company of providing each NEO with continued use of a mobile phone for a period of thirty days following the NEO’s termination of employment.

(6)

In addition to the amounts set forth herein, the clawback provisions of each Retention Award will no longer be applicable if the NEO’s employment terminates due to death or “disability”, by Spirit without “cause” or due to the NEO’s resignation for “good reason” (each as defined in the Retention Agreement), or within 60 days following a “change in control”.

Mr. Christie’s Separation Agreement

In connection with Mr. Christie’s departure from the Company on April 6, 2025, Mr. Christie and the Company entered into a Separation and Release Agreement (the “Christie Separation Agreement”), pursuant to which Mr. Christie received severance payments and benefits in accordance with the existing terms of the 2017 Executive Severance Plan and the Christie Letter Agreement. Mr. Christie’s termination of employment was a termination of employment without “cause” under the Christie Letter Agreement, and the Company’s emergence from the 2024 Bankruptcy was deemed a “change in control” for purposes of severance calculations. Such payments were provided in consideration for, and contingent upon, among other things, Mr. Christie’s agreement to a release of claims and continued compliance with applicable restrictive covenants.

Pursuant to the Christie Separation Agreement, Mr. Christie received: (i) cash severance in the amount of $4,275,000, which represented the sum of (A) 200% of his annual base salary as in effect on his termination date ($1,900,000) and (B) 200% of his target annual incentive bonus for 2025 ($2,375,000), with such amounts paid during the 24 month period following the termination date; (ii) a prorated portion of his annual cash bonus for 2025; (iii) health care continuation for a period of 12 months post-termination; (iv) reimbursement of legal fees in the amount of $10,000 and (v) a lifetime travel pass for Mr. Christie and his family. Mr. Christie did not hold any equity awards as of the date of his termination of employment; thus the value reflected herein is $0.

2025 Non-Employee Director Compensation Program

For 2025, we maintained a Non-Employee Director Compensation Policy, which is designed to ensure alignment with long-term stockholder interests. The policy is also designed to (i) ensure that the Company can attract and retain outstanding director candidates, (ii) recognize the substantial time commitment necessary to oversee the affairs of the Company and (iii) support the independence of thought and action expected of directors.

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

Nominations & Governance Chair: $20,000

Nominations & Governance Member: $10,000

Strategy & Finance Committee Chair: $20,000

Strategy & Finance Committee Member: $10,000

Furthermore, consistent with prevailing practice in the airline industry, our incumbent non-employee directors and their immediate family members are afforded free positive-space personal air travel benefits on our airline, up to a maximum value of $10,000 per year. Our retired non-employee directors who had served on the Board for a period of at least five years ended on or after June 1, 2015, are eligible for lifetime post-retirement positive-space air travel on our airline for the former non-employee director and, until the death of the former non-employee director, for their spouse or designated travel companion and dependent children, up to a maximum value of $5,000 per year. Our non-employee directors are not eligible for retirement benefits or other perquisites provided by the Company, such as life or medical insurance.

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

In connection with the appointment of each of Robert A. Milton and David N. Siegel to the Board of Directors of the Company (the “Board”) on March 12, 2025, a steering committee of the ad hoc group of lenders representing, on a post-emergence basis, a majority of the outstanding equity of the Company (the “Equityholder Steering Committee”), designed and negotiated a one-time equity incentive grant to each of Messrs. Milton and Siegel to induce them to join and lead the Board as Chair and Vice-Chair of the Board, respectively, following the effective date of emergence from the 2024 Bankruptcy (the “Inducement Award”). The Inducement Award was designed and approved by the Equityholder Steering Committee following consultation with its advisors. Each Inducement Award, which was granted on April 25, 2025, represents the right to receive up to a total of 554,436 shares of the Company, and was granted 40% in the form of RSUs and 60% in the form of PSUs.

The RSUs will vest in full on the earlier to occur (A) the three-year anniversary of March 12, 2025 and (B) a change in control (as defined in the 2025 Plan) (the earlier of such dates, the “End Date”), subject generally to (i) each of Messrs. Milton and Siegel’s continued service through the End Date and (ii) achieving a minimum share price condition. The PSUs will be earned and vest in full on the End Date, subject generally to (i) each of Messrs. Milton and Siegel’s continued service through the End Date and (ii) the level of achievement of a specified share price performance goal, generally measured on the End Date.

With respect to the RSUs, in the event Messrs. Milton’s or Siegel’s service is terminated by the Company without “cause” or due to death or disability, a prorated portion of the unvested RSUs shall be eligible to vest, subject to the achievement of the minimum share price condition. With respect to the PSUs, (i) in the event Messrs. Milton’s or Siegel’s service is terminated due to death or disability, a prorated portion of the unvested PSUs shall be eligible to vest based on achievement of the share price performance goal measured as of the termination date, and (ii) in the event Messrs. Milton’s or Siegel’s service is terminated by the Company without “cause”, all unvested PSUs shall remain outstanding for six months following the date of such termination of service (the “PSU Tail Period”) and shall be eligible to be earned and vest based upon achievement of the share price performance goal, if and to the extent, a change in control occurs during such PSU Tail Period. The foregoing treatment upon a termination of service is subject to each of Messrs. Milton’s and Siegel’s (A) continued compliance with the restrictive covenant obligations and (B) the timely execution and non-revocation of a general release of claims.

The following table sets forth information concerning the compensation earned by or paid to our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Robert Milton (1)	115,500	4,658,648	4,774,148
Timothy Bernlohr	124,000	139,996	263,996
Eugene Davis	124,000	139,996	263,996
Andrea Fischer Newman	120,417	139,996	260,413
David N. Siegel	156,000	4,658,648	4,814,648
Radha Tilton	116,000	139,996	255,996
Barclay Jones III	54,375	—	54,375
Myrna Soto	50,625	—	50,625
H. McIntyre Gardner	61,250	—	61,250
Robert D. Johnson	55,625	—	55,625
Christine Richards	52,125	—	52,125
Mark Dunkerley	52,750	—	52,750
Richard F. Wallman	50,000	—	50,000

(1)

In 2025, general and supplemental annual cash retainers were paid to our non-employee directors per the terms of our Non-Employee Director Compensation Policy. Robert Milton elected to waive his director fees to which he would have otherwise been entitled while the Company is in the 2025 Bankruptcy Proceeding; the amount set forth here represents the amount actually received by Mr. Milton in 2025.

(2)

On July 22, 2025, each of our non-employee directors received a grant of 29,535 restricted stock units, with 100% of such grants vesting on July 22, 2026. In addition, on April 25, 2025, Messrs. Milton and Siegel received grants of RSUs and PSUs in respect of the Inducement Awards. The table set forth below provides the number of RSUs and PSUs held by our non-employee directors as of December 31, 2025:

Name	Restricted stock units	Performance stock units
Robert Milton	251,309	332,662
Timothy Bernlohr	29,535	—
Eugene Davis	29,535	—
Andrea Fischer Newman	29,535	—
David N. Siegel	251,309	332,662
Radha Tilton	29,535	—

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are hereby disclosing the ratio of the median of the annual total compensation of all employees to the annual total compensation of our CEO.

We determined the pay ratio under the requirements of Item 402(u) of Regulation S-K. Mr. Davis was our principal executive officer from April 21, 2025 through December 31, 2025, and his annual total compensation is disclosed, in detail, in the “Summary Compensation Table”. For purposes of this CEO Pay Ratio, the “Total” column in the 2025 Summary Compensation Table was annualized to give a more accurate representation on the Chief Executive Officer’s total annual compensation.

We identified the median employee by examining the 2025 total compensation for all individuals, excluding our CEOs, who were employed by us on December 31, 2025, the last day of our payroll year. For the identified median employee, we did not make any assumptions, adjustments, or estimates to calculate the pay ratio, and only employees who were employed by us as of December 31, 2025 were included. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as outlined in the “Summary Compensation Table” in this Proxy Statement. The SEC rules allow for varying methodologies for companies to identify their median employee. Other companies may have different employment and compensation practices and may utilize different methodologies, estimates and assumptions in calculating their own pay ratios. Therefore, the pay ratios reported by other companies are unlikely to be relevant for purposes of comparison to our pay ratio.

The median of the annual total compensation of all employees in 2025, excluding our CEO, was $50,381. The annualized total compensation of Mr. Davis in 2025 was $22,155,406. Accordingly, for 2025, the ratio of annual total compensation of our principal executive officer to the annual total compensation of our median employee was 440:1.

Pay versus Performance
The following table sets forth information concerning the compensation of our PEO and other NEOs for each
of the fiscal years ending December 31, 2021, 2022, 2023, 2024 and 2025 and certain measures of our financial performance for each such fiscal year.

(A)	(B)	(C)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)
							Value of Initial Fixed $100 Investment Based on: (5)
Year	Summary Compensation Table Total for Mr. Davis as PEO (1) (2)	Compensation Actually Paid to PEO Davis	Summary Compensation Table Total for Mr. Christie as PEO (1) (2)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Total Shareholder Return	Peer Group Total Shareholder Return (4)	Net Income (Loss) (6) (in thousands)	Adjusted CASM ex-fuel (7)
2025	$22,155,406	$8,031,205	$1,657,493	$1,391,169	$2,353,158	$1,870,894	$1.03	$84.59	$(2,760,453)	$0.0924
2024	$—	$—	$8,169,764	$4,070,833	$1,839,501	$746,231	$1.52	$80.73	$(1,229,495)	$0.0797
2023	$—	$—	$6,601,404	$6,020,729	$2,939,369	$2,707,786	$72.05	$81.54	$(447,464)	$0.0706
2022	$—	$—	$3,358,855	$2,638,268	$1,667,353	$1,317,722	$79.67	$63.58	$(544,150)	$0.0673
2021	$—	$—	$3,871,281	$3,113,927	$1,671,535	$1,368,937	$89.37	$98.26	$(472,569)	$0.0674

(1)
Edward M. Christie III
served
as the principal executive officer (“PEO”) of the Company during 2021, 2022, 2023, 2024 and through April 6, 2025. David M. Davis served as PEO beginning on April 21, 2025.

(2)
The dollar amounts reported as total compensation for the Company’s PEO for each corresponding year are the amounts reported in the “Total” column of the Summary Compensation Table (“SCT”) for the PEO, and the dollar amounts reported for the Company’s other NEOs as a group for each corresponding year are the average of the amounts reported in the “Total” column of the SCT for such non-PEO
NEOs. Refer to “Compensation Discussion and Analysis–Compensation Tables–Summary Compensation Table” of this Amendment No. 1 to our 2025 Form
10-K
and the Company’s proxy statements for fiscal years 2024, 2023, 2022 and 2021 for additional information. The individuals comprising the non-PEO
NEOs in each applicable year are as follows: (i) for 2025, Frederick S. Cromer, John Bendoraitis, Thomas C. Canfield and Arijit R. Ghosh; (ii) for 2024, Frederick S. Cromer, John Bendoraitis, Matthew H. Klein, Thomas C. Canfield, Brian J. McMenamy and Scott M. Haralson; (iii) for 2023, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Rocky B. Wiggins; (iv) for 2022, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Melinda C. Grindle; and (v) for 2021, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Thomas C. Canfield.

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
NEOs for each applicable year to determine the CAP for our PEO and non-PEO
NEOs for each such year:

Adjustments to PEO SCT Total
and
Non-PEO
NEO Average SCT Total

Year	PEO or NEOs	Reported Summary Compensation Table Total	Less Reported Value of Equity Awards (a)	Plus Fair Value at Fiscal Year- End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	Plus/(Minus) Change in Fair Value as of Fiscal Year- End from Prior Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	Plus Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year that Vested During Covered Fiscal Year	Plus/(Minus) Change in Fair Value as of vesting Date from Prior Fiscal Year- End of Option Awards and Stock Awards Granted in Prior Fiscal Years for Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	Less Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	Plus Value of Dividends or other Earnings or Paid on Stock or Option Awards Not Otherwise Reflected in Total Compensation	Equals Compensation Actually Paid
2025	PEO: Christie	$1,657,493	$0	$0	$0	$6,590	$0	$(272,914)	$(266,324)	$1,391,169
2025	PEO: Davis	$22,155,406	$(14,326,620)	$202,419	$0	$0	$0	$0	$202,419	$8,031,205
2025	NEOs	$2,353,158	$(443,393)	$16,439	$0	$1,775	$0	$(57,086)	$(38,872)	$1,870,894

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
included in the Company’s audited consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2025.

(5)	The comparison of total shareholder returns assumes that $100 was invested on December 31, 2021, through the end of the covered fiscal year, in the Company and the NYSE Arca Airline Index (^XAL).
(6)
The dollar amounts reported in this column represent the amount of net income (loss) reflected in the C om
pany’s audited consolidated financial statements included in our Annual Report on Form
10-K
for the applicable year.

(7)
Pursuant to Item 402(v) of Regulation
S-K,
“Adjusted CASM
ex-fuel”
was determined to represent the most important financial measure linking compensation actually paid to our PEO and other NEOs in fiscal year 2025 to Company performance, and was therefore selected as the 2025 “Company-Selected Measure” (as defined in Item 402(v)). “Adjusted CASM ex-fuel
”
is a common metric used in the airline industry to measure an airline’s cost structure and efficiency, and is defined as operating costs, excluding aircraft fuel expense and special items, per available seat mile.

Relationship between Pay and
Performance
Below are graphs showing the relationship of “compensation actually paid” to our NEOs each of fiscal year in 2021, 2022, 2023, 2024 and 2025 to (1) TSR of both the Company and the Company’s peer group, (2) the Company’s net income and (3) CASM ex-fuel.
CAP generally fluctuates due to stock price achievement and varying levels of projected and actual achievement of performance goals. For a discussion of how our Compensation Committee assessed the Company’s performance and our NEOs’ pay each year, see “Compensation Discussion and Analysis” in this Amendment No. 1 to our 2025 Form
10-K
and in the proxy statements for 2024, 2023, 2022 and 2021.

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
non-PEO
NEOs and Spirit’s net income (loss):

Relationship between CAP and the Company-
Selected
Measure (CASM)
The below chart reflects t
h
e relationship between the “compensation actually paid” to the PEO and the average of the “compensation actually paid” to the non-PEO
NEOs and Spirit’s CASM
ex-fuel
for the applicable fiscal year:
The following performance measures represent the Company’s most important performance measures used by the Company in 225 to link compensation actually paid to our NEOs to Company performance, as further described and defined in the Compensation Discussion and Analysis.

Most Important Performance Measures for 2025[2]

Adjusted CASM ex-Fuel

T:0

D:0/A:0 NPS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of April 15, 2026, regarding the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock based on information on file with the Company, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, each of the persons below has sole voting and investment power with respect to the shares beneficially owned by such person. The percent of beneficial ownership is based on 28,337,733 shares of common stock outstanding as of April 15, 2026.

	Number of Shares Beneficially Owned	Percent
Name and Address of Beneficial Owner
5% Stockholders:
Investors for which Pacific Investment Management Company LLC serves as investment manager, adviser or sub-adviser (1)	2,690,808	9.5
Certain funds and accounts managed by Arena Capital Advisors, LLC (2)	2,575,185	9.1
Certain funds and accounts managed by AllianceBernstein L.P. (3)	2,382,333	8.4
Certain funds for which Cyrus Capital Partners, L.P. serves as investment manager (4)	2,147,586	7.6
Funds, investment vehicles or accounts managed or advised, directly or indirectly, by Ares Management LLC (5)	1,986,675	7.0
M&G Plc on behalf of certain subsidiaries (6)	1,835,681	6.5
Citadel Multi-Asset Master Fund Ltd. and Citadel Securities LLC (7)	1,624,877	5.7
Named Executive Officers and Directors:
David Davis (8)	—	—
Fred Cromer (8)	24,950	—
John Bendoraitis (8)	24,950	—
Thomas C. Canfield (8)	24,950	—
Rana Ghosh (8)	12,475	—
Griselle Molina	—	—
Robert A. Milton	—	—
David N. Siegel	—	—
Timothy Bernlohr	—	—
Eugene I. Davis	—	—
Andrea Fischer Newman	—	—
Radha Tilton	—	—
All 12 Directors and Executive Officers as a Group	—	—

(1)

Securities held by investment advisory clients or discretionary accounts of which Pacific Investment Management Company LLC (“PIMCO”) is the investment adviser. Based on (i) 1,393,184 shares of common stock and (ii) subject to the 9.9% Limitation (as defined below), 2,517,517 shares of common stock underlying certain warrants. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise (the “9.9% Limitation”). As a result of the limitation in the previous sentence, only 1,297,624 shares of common stock that such stockholders may acquire upon exercise of such warrants are considered beneficially owned by PIMCO. The address of PIMCO is 650 Newport Center Drive, Newport Beach, California 92660. Information is based solely on the information provided in the Schedule 13G filed on August 12, 2025.

(2)

Entities are managed by Arena Capital Advisors, LLC (“Arena”), who either has voting power with respect to the shares of common stock owned by these entities, or acts as its general partner and investment manager, who has voting power with respect to the shares of common stock owned by these entities. The address of Arena is 12121 Wilshire Blvd. Ste 1010, Los Angeles, CA 90025. Information is based solely on the information provided in the Schedule 13G filed on August 6, 2025.

(3)

Includes 2,382,333 shares acquired solely for investment purposes on behalf of client discretionary investment advisory accounts. AllianceBernstein L.P. is a majority owned subsidiary of Equitable Holdings, Inc. (“EQH”). AllianceBernstein operates under independent management and makes independent decisions from EQH and its respective subsidiaries, and EQH calculates and reports beneficial ownership separately from AllianceBernstein pursuant to guidance provided by the Securities and Exchange Commission in Release Number 34-39538 (January 12, 1998). The address of AllianceBernstein L.P. is 501 Commerce Street, Nashville, Tennessee 37203. Information is based solely on the information provided in the Schedule 13G filed on November 13, 2025.

(4)

The shares are beneficially owned by (1) Cyrus Capital Partners, L.P., a Delaware limited partnership (“CCP”), and the advisor to certain funds and accounts (collectively, the “Cyrus Funds”) who holds all discretion over the investment activities of the Cyrus Funds, (ii) Cyrus Capital Partners GP, L.L.C. (“CCP GP”), a Delaware limited liability company and the general partner of CCP, and (iii) Stephen C. Freidheim, a United States citizen and the principal of CCP GP, the general partner of CCP, and the investment manager to the Cyrus Funds. The address of each of the foregoing is 65 East 55th Street, 35th Floor, New York, New York, 10022. Information is based solely on the information provided in the Schedule 13G filed on August 14, 2025.

(5)

Includes: (i) 396,485 shares of common stock and 47,771 shares of common stock underlying warrants held of record by Ares Global Multi-Asset Credit Master Fund, L.P.; (ii) 4,368 shares of common stock and 54,595 shares of common stock underlying warrants held of record by Ares Multi-Asset Credit Strategies Fund LP; (iii) 59,479 shares of common stock and 7,166 shares of common stock underlying warrants held of record by Ares Multi-Credit Fund (IL), LP; (iv) 125,239 shares of common stock and 15,090 shares of common stock underlying warrants held by accounts managed or advised by Ares Capital Management III LLC; (v) 144,391 shares of common stock and 17,397 shares of common stock underlying warrants held by an account managed by Ares High Yield Strategies Fund IV Management, L.P.; (vi) 237,912 shares of common stock and 28,665 shares of common stock underlying warrants held by an account managed by Ares Private Account Management I, L.P.; (vii) 25,711 shares of common stock and 321,382 shares of common stock underlying warrants held by accounts managed by Ares Enhanced Loan Investment Strategy Advisor IV, L.P.; (viii) 371,316 shares of common stock and 114,647 shares of common stock underlying warrants held by accounts managed or advised by Ares Capital Management II LLC, and (ix) 13,442 shares of common stock and 1,619 shares of common stock underlying warrants held by an account managed by Ares Management LLC. The address for each of the entities and individuals named in this footnote is 1800 Avenue of the Stars, Suite 1400, Los Angeles, CA 90067. Information is based solely on the information provided in the Schedule 13G filed on August 13, 2025.

(6)

M&G Plc is the ultimate parent, through wholly-owned intermediate holding companies, of M&G Investment Management Limited and M&G Luxembourg S.A. The address of M&G Plc is 10 Fenchurch Avenue, London, EC3M 5AG. Information is based solely on the information provided in the Schedule 13G filed on August 7, 2025.

(7)

Includes: (i) 1,624,818 shares of common stock owned by Citadel Multi-Asset Master Fund Ltd. (“CMAM”) and (ii) 59 shares of common stock owned by Citadel Securities LLC (“Citadel Securities”). Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for CMAM. Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors. Citadel GP LLC (“CGP”) is the general partner of CAH. Citadel Securities Group LP (“CALC4”) is the non-member manager of Citadel Securities. Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Kenneth Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address for each of CSGP, Citadel Securities and CALC4 is 830 Brickell Plaza, Miami, Florida 33131. The address of the other foregoing entities and person is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131. Information is based solely on the information provided in the Schedule 13G filed on May 6, 2025.

(8)

Securities exercisable or convertible within 60 days are as follows: Mr. David Davis, 268,816 RSUs; Mr. Cromer, 24,950 RSUs; Mr. Bendoraitis, 24,950 RSUs; Mr. Canfield, 24,950 RSUs; and Mr. Ghosh, 12,475 RSUs.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans under which our common stock is authorized for issuance as of December 31, 2025:

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders(1)	3,057,134	N/A	975,124

(1)

In connection with the Company’s emergence from the 2024 Bankruptcy, all of the Company’s existing equity compensation plans were terminated and all outstanding equity incentive awards issued pursuant to such plans were canceled. The 2025 Plan was approved by the U.S. Bankruptcy Court in connection with the Company’s emergence from the 2024 Bankruptcy.

(2)	Includes shares subject to RSUs and PSUs granted under our 2025 Plan and the applicable award agreements. With respect to PSUs, this amount assumes maximum settlement payout achievement.

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

Registration Rights Agreement

On the Effective Date, the Company entered into the Registration Rights Agreement with the initial holders of our Common Stock. See “Description of Capital Stock—Registration Rights Agreements” for further information on the Registration Rights Agreement. On March 5, 2026, the Company entered into a consent and waiver to the Registration Rights Agreement pursuant to which the initial holders of our Common Stock agreed to waive certain registration rights under the Registration Rights Agreement.

Independence of the Board of Directors

While the Company was delisted from NYSE American in September 2025 and is therefore no longer required to comply with the director independence standards of NYSE American, solely for purposes of the disclosures in this Amendment, the Company has applied the independence standards of NYSE American in accordance with Regulation S-K, Item 407(a)(1)(ii).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred by Ernst & Young LLP during the years ended December 31, 2025 and 2024. All fees described below were approved by the Audit Committee.

	(in the thousands)
	Year Ended December 31,
	2025	2024
Audit Fees	$6,694	$3,183
Audit-Related Fees	—	—
Tax Fees	975	693
All Other Fees	—	5

Total Fees	$7,669	$3,881

Audit Fees

Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements, including reviews of our quarterly financial statements, as well as audit services provided in connection with certain other regulatory filings including our 2025 and 2024 filings of reports on Form 8-K, consents, and comfort letters.

Audit-Related Fees

There were no audit-related fees of Ernst & Young LLP during 2025 and 2024.

Tax Fees

Tax fees represent fees billed for professional services rendered for the review and advice on U.S. and foreign tax matters.

All Other Fees

All other fees represent an annual license fee for access to Ernst & Young LLP’s web-based accounting research tool during 2024.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and is available on the Company’s website at http://ir.spirit.com.

The Audit Committee approved all audit and other services provided by Ernst & Young LLP for 2025 and 2024 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

The Audit Committee periodically considers whether the non-audit services rendered by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

The exhibits filed as part of this Amendment are listed on the Exhibit Index included immediately preceding the signature page.3

Exhibit No.	Description of Exhibit

2.1	Order Confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 2.1 to Former Spirit’s Current Report on Form 8-K filed with the SEC on February 21, 2025), is hereby incorporated by reference.

2.2	Confirmation Order, dated February 20, 2025, filed as Exhibit 2.1 to the Company’s Form 8-K dated February 20, 2025, is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Spirit Aviation Holdings, Inc., dated as of March 12, 2025, filed as Exhibit 3.1 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Aviation Holdings, Inc., dated as of March 12, 2025, filed as Exhibit 3.2 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company’s Form S-1 Registration Statement dated July 16, 2025 (No. 333-288706), is hereby incorporated by reference.

4.2	Pass Through Trust Agreement, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.3	Trust Supplement No. 2015-1A, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.4	Trust Supplement No. 2015-1B, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.5	Revolving Credit Agreement (2015-1A), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1A), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.4 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.6	Revolving Credit Agreement (2015-1B), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1B), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.7	Intercreditor Agreement (2015-1), dated as of August 11, 2015, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A and as Trustee of the Spirit Airlines Pass Through Trust 2015-1B, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.6 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.8	Deposit Agreement (Class A), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.7 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.9	Deposit Agreement (Class B), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.8 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.10	Escrow and Paying Agent Agreement (Class A), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.9 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.11	Escrow and Paying Agent Agreement (Class B), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.10 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.12	Note Purchase Agreement, dated as of August 11, 2015, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.11 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.13	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.12 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.14	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.13 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.15	Form of Pass Through Trust Certificate, Series 2015-1A (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.14 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.16	Form of Pass Through Trust Certificate, Series 2015-1B (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.15 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.17	Form of Series 2015-1 Equipment Notes (included in Section 2.01 of Exhibit 4.13), filed as Exhibit 4.16 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.18	Trust Supplement No. 2017-1AA, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.19	Trust Supplement No. 2017-1A, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.20	Trust Supplement No. 2017-1B, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.4 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.21	Revolving Credit Agreement (2017-1AA), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1AA), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.22	Revolving Credit Agreement (2017-1A), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1A), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.6 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.23	Revolving Credit Agreement (2017-1B), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1B), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.7 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.24	Intercreditor Agreement (2017-1), dated as of November 28, 2017, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A and as Trustee of the Spirit Airlines Pass Through Trust 2017-1B, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.8 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.25	Deposit Agreement (Class AA), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.9 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.26	Deposit Agreement (Class A), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.10 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.27	Deposit Agreement (Class B), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.11 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.28	Escrow and Paying Agent Agreement (Class AA), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1AA, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.12 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.29	Escrow and Paying Agent Agreement (Class A), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.13 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.30	Escrow and Paying Agent Agreement (Class B), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.14 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.31	Note Purchase Agreement, dated as of November 28, 2017, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.15 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.32	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.16 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.33	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.17 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.34	Form of Pass Through Trust Certificate, Series 2017-1AA (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.18 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.35	Form of Pass Through Trust Certificate, Series 2017-1A (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.19 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.36	Form of Pass Through Trust Certificate, Series 2017-1B (included in Exhibit A to Exhibit 4.4), filed as Exhibit 4.20 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.37	Form of Series 2017-1 Equipment Notes (included in Section 2.01 of Exhibit 4.17), filed as Exhibit 4.21 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.38	Amended and Restated Intercreditor Agreement (2015-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A, as Trustee of the Spirit Airlines Pass Through Trust 2015-1B and as Trustee of the Spirit Airlines Pass Through Trust 2015-C, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.1 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.39	Form of 2015-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.3 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.40	Form of 2015-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.4 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.41	Amended and Restated Intercreditor Agreement (2017-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A, as Trustee of the Spirit Airlines Pass Through Trust 2017-1B and as Trustee of the Spirit Airlines Pass Through Trust 2017-1C, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.5 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.42	Amended and Restated Note Purchase Agreement, dated as of May 10, 2018, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.7 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.43	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.8 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.44	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.9 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.45	Form of 2017-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.12 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference

Exhibit No.	Description of Exhibit

4.46	Form of 2017-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.13 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.47	Trust Supplement No. 2025-1B(R), dated as of March 27, 2025, between Spirit Airlines, LLC and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.1 to the Company’s Form 10-Q dated May 30, 2025, is hereby incorporated by reference.

4.48	Exit Notes Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent, filed as Exhibit 4.1 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.49	Form of PIK Toggle Senior Secured Notes due 2030 (included in Exhibit 4.69 hereto), filed as Exhibit 4.2 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.50	First Supplemental Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, Spirit Aviation Holdings, Inc., as HoldCo Guarantor, and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.51	Tranche 1 Warrant Agreement, dated as of March 12, 2025, between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.4 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.52	Tranche 2 Warrant Agreement, dated as of March 12, 2025, between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.5 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.53	Brief Description of all Securities Registered under Section 12 of the Exchange Act, filed as Exhibit 4.53 to the Company’s Form 10-K dated March 16, 2026, is hereby incorporated by reference.

10.1+	Offer Letter, dated September 7, 2013, between Spirit Airlines, Inc. and John Bendoraitis, filed as Exhibit 10.3 to the Company’s Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.2	Tax Receivable Agreement, dated as of June 1, 2011,between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.3	Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.4+	Amended and Restated Spirit Airlines, Inc. 2005 Stock Incentive Plan and related documents, filed as Exhibit 10.17 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.5+	Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.6+	Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.7+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.8	Framework Agreement, dated as of October 1, 2014, by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

10.9	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.10	Form of Annual Cash Award Grant Notice and Annual Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.11	Non-Employee Director Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.5 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.12	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for awards under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.6 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.13	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.14	Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company’s Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.15	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company’s Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.16†	Aircraft Sale Agreement, dated as of March 28, 2018, among Spirit Airlines, Inc. as Buyer and Wilmington Trust Company (acting not in its individual capacity, but solely as owner trustee under each Trust Agreement) as Sellers and AerCap Global Aviation Trust as Owner Participant; Aircraft Make and Model: 14 used Airbus model A319-100; Aircraft Manufacturer’s Serial Numbers: 2433, 2470, 2473, 2485, 2490, 2673, 2679, 2704, 2711, 2978, 3007, 3017, 3026 and 3165; Make and Model of Engines: International Aero Engines AG (IAE) model V2524-A5, filed as Exhibit 10.1 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.17†	Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated June 12, 2018, is hereby incorporated by reference.

10.18	Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent, filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.19+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company’s Form 10-K dated February 8, 2022, is hereby incorporated by reference.

10.20	Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

10.21†	Second Amendment to Credit and Guaranty Agreement, dated as of November 18, 2022, among Spirit Airlines, Inc. and Citibank, N.A., as Administrative Agent, filed as exhibit 10.60 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.22†	Aircraft Sale and Purchase Agreement, dated January 13, 2023, by and between Spirit Airlines, Inc. and Gryphon Trading Company, LLC, filed as exhibit 10.61 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.23†	Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines, Inc., as amended by Amendment No. 1, dated as of June 24, 2020, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 22, 2020. Amendment No. 6 dated as of July 31, 2023, together with the Second Amended and Restated Letter Agreement No. 4, dated as of July 31, 2023, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 26, 2023, Amendment No. 7, dated as of April 3, 2024, together with the Third Amended and Restated Letter Agreement No. 4, dated as of April 3, 2024, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 31, 2024, Amendment No. 8, dated as of July 30, 2024, together with the Second Amended and Restated Letter Agreement No. 8, dated July 30, 2024, and Letter Agreement No. 10, dated as of July 30, 2024, filed as Exhibit 10.4 to the Company’s Form 10-Q dated November 25, 2024, and Amendment No. 2 to the A320 NEO Family Purchase Agreement Letter Agreement, dated as of July 30, 2024, filed as Exhibit 10.5 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.24†	Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.45 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.25†	Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.46 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporatedby reference.

10.26†	V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013, filed as exhibit 10.47 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.27†	Fleet Hour Agreement, dated of as October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.48 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.28†	PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division, filed as exhibit 10.49 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.29†	Hosted Services Agreement, dated as of February 28, 2007, between Spirit Airlines, Inc. and Navitaire Inc., as amended by Amendment No. 1 dated as of October 23, 2007, Amendment No. 2 dated as of May 15, 2008, Amendment No. 3 dated as of November 21, 2008, Amendment No. 4 dated as of August 17, 2009 and Amendment No. 5 dated November 4, 2009, filed as exhibit 10.50 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.30†	Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010, filed as exhibit 10.51 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.31†	Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003, filed as exhibit 10.52 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.32†	Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009, filed as exhibit 10.53 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.33†	Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc filed as exhibit 10.54 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.34†	Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc, filed as exhibit 10.55 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.35†	Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004; Amendment No. 2 dated as of April 15, 2005; Amendment No. 3 dated as of June 30, 2005; Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4); Amendment No. 5 dated as of March 5, 2007; Amendment No. 6 dated as of March 27, 2007; Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7); Amendment No. 8 dated as of February 4, 2008; Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9); Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004; Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011); Amendment No. 12, dated as of June 29, 2012; Amendment No. 13, dated as of January 10, 2013; Amendment No. 14, dated as of June 20, 2013; Amendment No. 15 dated as of November 21, 2013; Amendment No. 16 dated as of December 17, 2013; Amendment No. 17 dated as of March 11, 2014; Amendment No. 18 dated as of July 31, 2014; Amendment No. 19 dated as of August 21, 2015; Amendment No. 20 dated as of April 27, 2016; and Amendment No. 26 dated as of June 24, 2020, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 22, 2020, which is hereby incorporated by reference.

10.36†	Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc, filed as exhibit 10.57 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.37†	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association, filed as exhibit 10.58 to the Company’s form 10-K dated February 9, 2024 is hereby incorporated by reference.

10.38	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.39	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.40	Form of Time-based Cash Award Agreement (2-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.41	Form of Time-based Cash Award Agreement (3-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference.

10.42	Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp. and Spirit Airlines, Inc, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2024, is hereby incorporated by reference.

10.43†	PW1100 AOG Special Support Letter Agreement, dated March 26, 2024, by and between International Aero Engines, LLC and Spirit Airlines, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 6, 2024, is hereby incorporated by reference..

10.44+	Spirit Airlines, Inc. 2024 Incentive Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 25, 2024 (File No. 001-35186), is hereby incorporated by reference.

10.45+	Offer Letter, dated July 1, 2024, between Spirit Airlines, Inc. and Frederick S. Cromer, filed as Exhibit 10.1 to the Company’s Form 8-K dated July 1, 2024, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit
10.46†	Fourth Amendment to Credit and Guaranty Agreement, dated as of July 2, 2024, between Spirit Airlines, Inc., Wilmington Trust, National Association, as collateral agent, Citibank, N.A., as administrative agent and issuing lender, and the lenders party thereto, filed as Exhibit 10.2 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference..

10.47	Letter Agreement (2024-1), dated as of July 2, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.48	Letter Agreement (2024-2), dated as of September 9, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association filed as Exhibit 10.6 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.49	Letter Agreement (2024-3), dated as of October 11, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.69 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference.

10.50†	Term Sheet, dated as of October 18, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC, filed as Exhibit 10.70 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference.

10.51†	Aircraft Sale and Purchase Agreement (Spirit-GAT 2024), dated as of October 29, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC, filed as Exhibit 10.71 to the Company’s Form 10-K filed March 3, 2025, is hereby incorporated by reference.

10.52	Restructuring Support Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Consenting Stakeholders (as defined therein), filed as Exhibit 10.1 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.53	Backstop Commitment Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Backstop Commitment Parties (as defined therein), filed as Exhibit 10.2 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.54	Debtor-in-Possession Term Sheet, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.55	Form of Retention Agreement, dated as of November 12, 2024, by and among Spirit Airlines and a named executive officer of the Company, filed as Exhibit 10.4 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.56	Amended and Restated Credit and Guaranty Agreement dated as of March 12, 2025, by and among Spirit Airlines, Inc., as borrower, the subsidiaries guarantors party thereto, Citibank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.57	Registration Rights Agreement, dated as of March 12, 2025, by and among Spirit Aviation Holdings, Inc. and the holders party thereto, filed as Exhibit 10.2 to the Company’s Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.58	Form of Indemnification Agreement between Spirit Aviation Holdings, Inc. and its directors and executive officers, filed as Exhibit 10.3 to the Company’s Form 10-Q dated May 30, 2025, is hereby incorporated by reference.

10.59+	Separation and Release Agreement between Edward M. Christie and Spirit Aviation Holdings, Inc. dated April 6, 2025, filed as Exhibit 10.1 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.60+†	Employment Agreement between David Davis and Spirit Aviation Holdings, Inc. dated April 16, 2025, filed as Exhibit 10.2 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.61†	Escrow Agreement with David Davis dated April 18, 2025, filed as Exhibit 10.3 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.62+	Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan dated April 16, 2025, filed as Exhibit 10.4 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference .

10.63+	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Performance-and-Time-based), filed as Exhibit 10.5 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.64+	Inducement Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.6 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.65+	Initial Restricted Stock Units Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.7 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.66+	Initial Performance Stock Units Award Agreement with David Davis dated April 21, 2025, filed as Exhibit 10.8 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.67+	Separation and Release Agreement between Matthew H. Klein and Spirit Aviation Holdings, Inc. dated April 17, 2025, filed as Exhibit 10.9 to the Company’s Form 10-Q dated August 11,2025, is hereby incorporated by reference.

10.68†	Letter Agreement between International Aero Engines, LLC and Spirit Airlines, LLC dated June 4, 2025, filed as Exhibit 10.10 to the Company’s Form 10-Q dated August 11, 2025, is hereby incorporated by reference.

10.69+	Spirit Aviation Holdings, Inc. 2025 Executive Severance Plan, effective as of July 21, 2025, filed as Exhibit 10.1 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.70†	Letter Agreement between Spirit and U.S. Bank National Association August 15, 2025, filed as Exhibit 10.2 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.71†	Omnibus Amendment to the Signatory Agreement between Spirit Airlines, LLC f/k/a Spirit Airlines, Inc., U.S. Bank National Association and various parties listed therein, dated August 20, 2025, filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.72	Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and a named executive officer of the Company filed as Exhibit 10.1 to the Company’s Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.73	Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and David Davis filed as Exhibit 10.2 to the Company’s Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.74+	Form of Restricted Stock Unit Award Grant Notice and Restricted Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan, filed as Exhibit 10.6 to the Company’s Form 10-Q dated November 10,2025, is hereby incorporated by reference.

10.75+	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan, filed as Exhibit 10.7 to the Company’s Form 10-Q dated November 10,2025, is hereby incorporated by reference.

10.76+	Form of Performance-Based Cash Incentive Award Grant Notice and Performance-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.8 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.77+	Form of Time-Based Cash Incentive Award Grant Notice and Time-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.9 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.78+	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan, filed as Exhibit 10.10 to the Company’s Form 10-Q dated November 10, 2025, is hereby incorporated by reference.

10.79	Superpriority Priming Debtor-in-Possession Credit Agreement, dated as of October 14, 2025, among Spirit Airlines, LLC, Spirit Aviation Holdings, Inc., Wilmington Trust, National Associate, as administrative agent and collateral agent and the creditors from time to time party thereto, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 14, 2025, is hereby incorporated by reference.

10.80	Global Restructuring Term Sheet, filed as Exhibit 10.2 to the Company’s Form 8-K dated October 14, 2025, is hereby incorporated by reference.

10.81+	Commitment Letter, dated as of January 14, 2025, among Spirit Airlines, Inc. and the other parties thereto,filed as Exhibit 10.1 to the Company’s Form 8-K dated January 16, 2025,is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.82†	Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, dated December 23, 2024, among Spirit Airlines, Inc., Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent and the creditors from time to time party thereto, filed as Exhibit 10.2 to the Company’s Form 8-K dated January 16, 2025, is hereby incorporated by reference.

10.83	Amendment No. 1 to Superpriority Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of December 15, 2025, among Spirit Airlines, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2025, is hereby incorporated by reference.

19.1	Insider Trading Compliance Program of Spirit Aviation Holdings Inc.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.1 to the Company’s Form 10-K dated March 16, 2026 is hereby incorporated by reference.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.2 to the Company’s Form 10-K dated March 16, 2026 is hereby incorporated by reference.

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Spirit Aviation Holdings, Inc. Dodd-Frank Clawback Policy.

101.INS	XBRL Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.
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

SPIRIT AVIATION HOLDINGS, INC.

Date: April 30, 2026	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer